Form 10QSB
period 1997-06-30
AMERICAN STONE INDUSTRIES INC
filed 1997-08-06
CIK 907033

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended June 30, 1997
                                                                 -------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from _____ to ____

                                  Commission file number 0-22375
                                                         ---------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    13-3704099
--------------------------------            ------------------------------------

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

                900 Keele Street, Toronto, Ontario Canada, M6N3E7
--------------------------------------------------------------------------------
                    (Address of principal executive officer)

                                 (416) 653-6111
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      YES   X NO
                                                          ----     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     YES      NO
----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      1,631,363
----------------------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996.................................1

Consolidated Statements of Income
         Three Months Ended June 30, 1997 and 1996;
         Six Months Ended June 30, 1997 and 1996.............................2

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996.............................3

Notes to Consolidated Financial Statements...................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................5

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K....................................6

Signatures        ...........................................................7


Exhibit 27 Financial Data Schedule as required by Item 601(c) of Regulation S-B

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                June 30,                December 31,
                                                                 1997                      1996
                                                              ------------              ------------
Current Assets                                                (Unaudited)                  (Note)
--------------
      Cash                                                      $  283,488                $  983,713
      Accounts receivable                                          515,559                   287,628
      Inventory                                                    688,090                   431,810
      Prepaid expenses                                              -                         36,713
                                                                ----------                -----------
          Total Current Assets                                   1,487,137                 1,739,864
                                                                ----------                ----------

Property. Plant and Equipment, Net - At Cost                     1,914,646                 2,015,143
--------------------------------------------                    ----------                ----------

Other Assets                                                       217,295                   256,278
------------                                                    ----------                ----------

                                                                $3,619,078                $4,011,285
                                                                ==========                ==========

                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------

      Notes payable, bank line of credit                        $  300,000                $  600,000
      Current portion of notes payable                              68,000                    68,007
      Accounts payable                                             405,255                   373,422
      Accrued liabilities                                          167,921                   256,843
                                                                 ---------                 ---------
          Total Current Liabilities                                941,176                 1,298,272
                                                                 ---------                 ---------

Long Term Liabilities                                               62,604                    87,463
---------------------                                            ---------                 ---------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
      2 million shares authorized
      1,631,363 issued and
      outstanding at June 30, 1996
      and 20 million shares authorized,
      16,313,638 issued and outstanding
      at December 31, 1996.                                          1,631                    16,314
Additional capital                                               3,577,543                 3,562,860
Retained earnings (deficit)                                       (963,876)                 (953,624)
                                                                ----------                ----------
                                                                 2,615,298                 2,625,550
                                                                ----------                ----------
                                                                $3,619,078                $4,011,285
                                                                ==========                ==========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
                                                        ----------------------------        -------------------------
                                                           1997              1996              1997              1996
                                                        ----------        ----------        ----------        -------
                                                        (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)

Net Sales                                                $ 657,780        $ 402,232         $ 1,036,146      $  699,890
---------


Cost of Sales                                              362,027          221,200             736,108         543,993
-------------                                          -----------       ----------          ----------     -----------


Gross Profit                                               295,753          181,032             300,038         155,897
------------


Selling, General and Administrative
-----------------------------------
      Expenses                                             166,314          128,730             330,185         290,851
      --------                                         -----------       ----------          ----------     -----------


Income (Loss) From Operations                              129,439           52,302             (30,147)       (134,954)
-----------------------------                          -----------       ----------          ----------     -----------


Other Income (Expense)
----------------------

      Other income                                           5,146           10,497              21,882          25,618
      Interest income                                        2,760            1,342               8,775           4,116
      Interest expense                                      (2,849)         (12,538)            (10,762)        (32,912)
                                                       -----------       ----------          ----------     -----------
                                                             5,057             (699)             19,895          (3,178)
                                                       -----------       ----------          ----------     -----------


Income (Loss) Before Income Taxes                          134,496           51,603             (10,252)       (138,132)
---------------------------------


Provision For (Recovery Of) Income
----------------------------------
      Taxes                                                  -                -                   -               -
      -----                                            -----------       ----------          ----------     -----------


Net Income (Loss)                                      $   134,496       $   51,603          $  (10,252)    $  (138,132)
-----------------                                      ===========       ===========          =========      ===========


Net Income (Loss) Per Common Share                     $       .08      $       .03          $    (.01)     $      (.08)
----------------------------------                     ===========      ===========          ==========      ===========




                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30,
                        ---------------------------------


                                                                            1997                           1996
                                                                            ----                           ----
                                                                        (Unaudited)                     (Unaudited)

Cash Flow From Operating Activities
-----------------------------------
      Net (Loss)                                                         $ (10,252)                      $(138,132)
                                                                         ---------                       ---------
      Noncash items included in income
          Depreciation and amortization                                     55,426                          19,712
          Accounts receivable                                             (227,931)                       (112,188)
          Inventory                                                       (256,280)                        (34,546)
          Prepaid expenses                                                  36,713                            -0-
          Accounts payable - trade                                          31,833                         152,517
          Accrued expenses                                                 (88,922)                         15,256
                                                                         ---------                        --------

              Total Adjustments                                           (449,161)                         40,751
                                                                         ---------                        --------

Net Cash Used In Operating Activities                                     (459,413)                        (97,381)
-------------------------------------


Cash Flows From Investing Activities                                        84,054                         (12,200)
------------------------------------


Cash Flows From Financing Activities                                      (324,866)                        147,744
------------------------------------                                     ---------                        --------


Net (Decrease) Increase in Cash                                           (700,225)                         38,163
--------------------------------


Cash - Beginning of Period                                                 983,713                          14,161
--------------------------                                               ---------                        --------


Cash - End of Period                                                      $283,488                        $ 52,324
--------------------                                                      ========                        ========


Supplemental Disclosure of Cash Flows
-------------------------------------
      Information
      -----------
          Interest paid                                                   $10,800                         $33,000
          Income taxes paid                                               $  -0-                          $  -0-







                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-SB for the year ended December 31, 1996.

NOTE B - CHANGES IN SECURITIES
------------------------------

      Effective May 30, 1997, all shareholders of record received one new share of stock for each 10 shares of old stock.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

      Net sales for the second quarter of 1997 was $657,780, up 64% when compared to the second quarter of 1996. For the first six months of 1997 net sales were $1,036,146 up 48% for the same period in 1996. The 1997 sales increase was primarily due to the success of the marketing department in establishing new distributors and promoting our material to a broader range of Architects and Contractors. Also, by means of trade shows and advertising in trade magazines and personal presentations and large group seminars by our sales staff at our Quarries for such bodies as A.I.A. (American Institute of Architecture) and N.O.M.I. (North Eastern Ohio Masonry Institute). Additionally, in the first three months of 1997 all departments of our Cleveland Quarry operation were in full scale production. The steps taken in the latter part of 1996 to winterize our operation were beneficial in producing product for sale and inventory. This was not the case for the same period in 1996. The Company records most of its sales in the second and third quarters of the year. Demand for stone products is normally low in the first quarter in the Great Lakes market due to the cold weather.

      The gross profit percentage for the second quarter of 1997 was 45% the same as compared to the same period in 1996. The gross profit percentage for the first six months of 1997 of 29% compared to 22% of the same period for the prior year was improved due to the Company's cost-cutting efforts and the winterization of its primary sawing facility allowing year-round production. The Company was able to build up inventory levels and thus absorbed greater fixed costs incurred during the first quarter.

      Selling and administrative expenses continue to decline as a percentage of net sales due to nonrecurring legal, accounting and consulting costs in 1996 as a result of the Company's need to explain to its existing and potential shareholders the full extent of changes to the Company.

      The net income was $134,496 for the second quarter of 1997 and $51,603 for the second quarter of 1996. For the first six months net loss was $(10,252) compared to $(138,132) for the same period in 1996. Losses are normally generated during the first quarter of the year and are primarily the result of the cold weather in the Great Lakes market and its lower demands for stone.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company does not currently have, and is not expected to have within the next twelve (12) calendar months, any cash flow or liquidity problems. The Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens or settlement obligations; however, there are accrued, unpaid and delinquent property taxes which are being brought current pursuant to a five-year payment plan with the applicable County.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date:  July 31, 1997                   /s/ Glen Gasparini
       ----------------------          -------------------------
                                       Glen Gasparini, President

Date:  July 31, 1997                   /s/ Enzo Costantino
       ----------------------          -------------------------
                                       Enzo Costantino, Chief Financial Officer

  *Print the name and title of each signing officer under his or her signature