Form 10QSB
period 1997-09-30
AMERICAN STONE INDUSTRIES INC
filed 1997-11-12
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

                               For the quarterly period ended September 30, 1997
                                                              ------------------
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from         to
                                                            ---------   --------

                                  Commission file number           0-22375
                                                         -----------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              13-3704099
-------------------------------                            ---------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

                     8705 Quarry Road, Amherst, Ohio, 44001
--------------------------------------------------------------------------------
                    (Address of principal executive officer)

                                 (440) 986-4501
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                900 Keele Street, Toronto, Ontario Canada, M6N3E7
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. X  YES     NO
                                                         -----  -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
      YES        NO
------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    1,631,363
------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996........................................................1

Consolidated Statements of Income
         Three Months Ended September 30, 1997 and 1996;
         Nine Months Ended September 30, 1997 and 1996...................................................2

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996...................................................3

Notes to Consolidated Financial Statements...............................................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................5


PART II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K................................................................6

Signatures        .......................................................................................7

Exhibit 27 Financial Data Schedule as required by Item 601(c) of Regulation S-B


                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                      September 30,     December 31,
                                                          1997             1996
                                                       -----------      -----------
Current Assets                                         (Unaudited)         (Note)
--------------
      Cash                                             $   720,053      $   983,713
      Accounts receivable                                  434,865          287,628
      Inventory                                            727,237          431,810
      Prepaid expenses                                        --             36,713
                                                       -----------      -----------
          Total Current Assets                           1,882,155        1,739,864
                                                       -----------      -----------
Property. Plant and Equipment, Net - At Cost             1,897,718        2,015,143
--------------------------------------------           -----------      -----------
Other Assets                                               240,417          256,278
------------                                           -----------      -----------
                                                       $ 4,020,290      $ 4,011,285
                                                       ===========      ===========
                                   LIABILITIES
                                   -----------
Current Liabilities
-------------------
      Notes payable, bank line of credit               $   750,000      $   600,000
      Current portion of notes payable                      68,000           68,007
      Accounts payable                                     362,873          373,422
      Accrued liabilities                                  149,492          256,843
                                                       -----------      -----------
          Total Current Liabilities                      1,330,365        1,298,272
                                                       -----------      -----------

Long Term Liabilities                                       43,079           87,463
---------------------                                  -----------      -----------
                              SHAREHOLDERS' EQUITY
                              --------------------
Common Stock, $.001 par value,
      2 million shares authorized
      1,631,363 issued and
      outstanding at September 30, 1997
      and 20 million shares authorized,
      16,313,638 issued and outstanding
      at December 31, 1996.                                  1,631           16,314
Additional capital                                       3,577,543        3,562,860
Retained earnings (deficit)                               (932,328)        (953,624)
                                                       -----------      -----------
                                                         2,646,846        2,625,550
                                                       -----------      -----------
                                                       $ 4,020,290      $ 4,011,285
                                                       ===========      ===========


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

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                             Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                            1997            1996             1997             1996
                                        -----------      -----------      -----------      -----------
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net Sales                               $   567,877      $   484,513      $ 1,604,023      $ 1,184,403
---------

Cost of Sales                               338,398          257,166        1,074,506          801,159
-------------                           -----------      -----------      -----------      -----------

Gross Profit                                229,479          227,347          529,517          383,244
------------

Selling, General and Administrative
-----------------------------------
      Expenses                              203,009          185,136          533,194          475,987
      --------                          -----------      -----------      -----------      -----------

Income (Loss) From Operations                26,470           42,211           (3,677)         (92,743)
-----------------------------           -----------      -----------      -----------      -----------

Other Income (Expense)
---------------------
      Other income                           10,416            3,336           32,298           28,954
      Interest income                         4,741            1,283           13,516            5,399
      Interest expense                      (10,079)         (13,852)         (20,841)         (46,764)
                                        -----------      -----------      -----------      -----------
                                              5,078           (9,233)          24,973          (12,411)
                                        -----------      -----------      -----------      -----------

Income (Loss) Before Income Taxes            31,548           32,978           21,296         (105,154)
---------------------------------

Provision For (Recovery Of) Income
----------------------------------
      Taxes                                    --               --               --               --
      -----                             -----------      -----------      -----------      -----------

Net Income (Loss)                       $    31,548      $    32,978      $    21,296      $  (105,154)
-----------------                       ===========      ===========      ===========      ===========


Net Income (Loss) Per Common Share      $       .02      $       .02      $       .01      $      (.06)
----------------------------------      ===========      ===========      ===========      ===========




                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------

                                              1997            1996
                                              ----            ----
                                           (Unaudited)     (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
      Net Income (Loss)                     $  21,296      $(105,154)
                                            ---------      ---------
      Noncash items included in income
          Depreciation and amortization        84,905         63,458
          Accounts receivable                (147,237)      (217,990)
          Inventory                          (295,427)      (110,113)
          Prepaid expenses                     36,713            -0-
          Accounts payable - trade            (10,549)       105,270
          Accrued expenses                   (107,351)         8,996
                                             --------       --------
              Total Adjustments              (438,946)      (150,379)
                                             --------       --------
Net Cash Used In Operating Activities        (417,650)      (255,533)
-------------------------------------

Cash Flows From Investing Activities           48,381        (45,357)
------------------------------------

Cash Flows From Financing Activities          105,609        936,010
------------------------------------        ---------      ---------

Net (Decrease) Increase in Cash              (263,660)       635,120
-------------------------------

Cash - Beginning of Period                    983,713         14,161
--------------------------                  ---------      ---------
Cash - End of Period                        $ 720,053      $ 649,281
--------------------                        =========      =========

Supplemental Disclosure of Cash Flows
-------------------------------------
      Information
      -----------
          Interest paid                     $  20,900      $  47,000
          Income taxes paid                 $     -0-      $     -0-







                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 1997
                               ------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-SB for the year ended December 31, 1996.


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

         Net sales for the third quarter of 1997 were $567,877, up 17% when compared to the third quarter of 1996. For the first nine months of 1997 net sales were $1,604,023 up 35% from the same period in 1996. The 1997 net sales increase was primarily due to the success of the marketing department in establishing new distributors for promoting our material to a broader range of architects and contractors. Additionally, our stone facing, custom fabrications and other products have become increasingly popular with builders of high-end residential homes, not only in the Great Lakes region but also in New England and on the West Coast. Going into the winter months we have purchase orders and commitments worth more than $850,000, which are expected to be completed by March, 1998. To handle these orders and additional anticipated work, we are planning to invest nearly half a million dollars in new equipment during the fourth quarter. This equipment includes a top-of-the-line, Italian-made, diamond blade gang saw and an automatic stone lathe for fabricating such products as columns, balusters and vases.

         The gross profit percentage for the second quarter of 1997 was 40% compared to 47% for the same period in 1996. The gross profit percentage for the first nine months of 1997 was 33% compared to 32% for the same period in 1996. The increased demand for our product has caused our margins to suffer as a result of high maintenance costs and the need to outsource some work to meet customer demands. The purchase of the new equipment mentioned above is expected to bring substantial improvements in operating efficiency and increase plant capacity.

         Selling and administrative expenses continue to decline as a percentage of net sales due to nonrecurring legal, accounting and consulting costs in 1996.

         The net income was $31,548 for the third quarter of 1997 and $32,978 for the third quarter of 1996. For the first nine months of 1997 net income was $21,196 compared to a net loss of $(105,154) for the same period in 1996.

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



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date:  October 31, 1997            /s/ Glen Gasparini
     ---------------------------   ---------------------------------------------
                                   Glen Gasparini, President

Date:  October 31, 1997            /s/ Enzo Costantino
     ---------------------------   ---------------------------------------------
                                   Enzo Costantino, Chief Financial Officer

  *Print the name and title of each signing officer under his or her signature