Form 10KSB
period 1997-12-31
AMERICAN STONE INDUSTRIES INC
filed 1998-03-31
CIK 907033

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                   FORM 10-KSB

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934.
For the fiscal year ended               December 31, 1997
                          -------------------------------------------------
                                       OR
  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from _________  to _______

                         Commission file number 0-22375

                         American Stone Industries, Inc.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                      13-3704099
--------------------------------                     --------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      (Identification No.)


      8705 Quarry Road, Amherst, Ohio                                   44001
-----------------------------------------                    ------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (440) 986-4501
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
             Title of Each Class                       on Which Registered
             -------------------                       -------------------

                     N/A                                       N/A



         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, $.001 par value per share
-------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:   $2,178,800.
                                                           ----------------

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $1,705,037, computed on the basis of the last reported sale price per share ($2.25) of such stock on the Nasdaq Bulletin Board. For purposes of this information, shares of Common Stock which were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock outstanding as of March 16, 1998 was 1,631,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB Reference                            Documents
---------------------                            ---------

Part III (Items 10, 11, 12 and 13)      Portions of the Registrant's
                                        Definitive Proxy Statement to be
                                        used in connection with its Annual
                                        Meeting of Stockholders to be held
                                        on May 20, 1998.

         Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 1997.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General.

                  American Stone Industries, Inc. ("ASI" or the "Company") is a holding company that conducts its business through its two wholly-owned subsidiaries American Stone Corporation ("ASC") and Tyrrell Stone Design, Ltd. ("Tyrrell"). ASC quarries, purchases and sells stone for use in the building construction industry. Tyrrell provides design services to architects and stone processing centers. ASC produces two types of natural stone: (1) dimensional stone, which is natural stone that is cut to size as specified in architectural designs and is primarily used as architectural accents to buildings, although dimensional stone is also used for funeral monuments, landscape and ornamental objects; and (2) construction stone, which is natural stone primarily used for road base, back fill and erosion control.

                  The Company was incorporated in the State of Delaware on November 11, 1992 as Viva Designs U.S.A., Inc. The Company at that time was a distributor of a line of jewelry and fragrances. Beginning in 1994 and until a business combination in August 1995, ASI was a distributor of medical equipment in the United States. In conjunction with the 1995 business combination, the medical equipment distributorship business was transferred to a related party. On August 9, 1995, the Company changed its name to American Stone Industries, Inc. Concurrent with the 1995 business combination, ASI became a holding company that conducts business through ASC and Tyrrell.

American Stone Corporation.

                  ASC is a Delaware corporation, which was incorporated in 1992. ASC accounts for about 74% of the Company's revenue, and about 84% of its assets. The balance of the assets are cash and other liquid assets owned by ASI and Tyrrell. ASC acquired the operating assets of Cleveland Quarries, L.P. in February 1996, and thereafter began operating the 145-year old quarry situated near Amherst, Ohio known as the "Cleveland Sandstone Quarries" (the "Cleveland Quarries"). Consisting of an estimated 300,000,000 cubic feet of reserve deposits located on over 1,000 acres of ASC-owned property, management of the Company ("Management") believes, based upon various industry reports and surveys since the initial discovery in 1853, that the Cleveland Quarries are among the World's largest sandstone quarries.

The Business of ASC.

                  ASC quarries, purchases and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce sandstone, which is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized throughout Ohio, the United States and Canada in such products as the following:

         Facility/
         Building                        Location                      Date
         -----------                    -----------                   ------
The John Hancock Building           Boston, Mass.  (U.S.A.)            1948

U.S.  Post Office                   Cleveland, Ohio (U.S.A.)           1934

Parliament Building                 Ottawa, Ontario (Canada)           1865
                                                                 (rebuilt 1917)

City Hall                           Buffalo, New York (U.S.A.)         1930

U.S.  Bankruptcy Court              Little Rock, Ark. (U.S.A.)         1918

Oberlin College Campus              Oberlin, Ohio (U.S.A.)             1885-1943

Osgood Hall -- Law courts of        Toronto, Ontario (Canada)          1857
Upper Canada

NHL Hockey Hall of Fame             Toronto, Ontario (Canada)          1885

County Courthouse                   Savannah, Ga. (U.S.A.)             1889

St. James Cathedral                 Toronto, Ontario (Canada)          1853

University of Pennsylvania          Philadelphia, Penn. (U.S.A.)       1874-1910

                  Berea Sandstone has been used in the construction of numerous additional facilities over the past 100 years, including government buildings, banks, churches and prestigious private residential dwellings throughout the United States and Canada. One of the most current personal residences of note is that of Mr. William Gates in Seattle, Washington.

Industry Structure.

                  All natural stone products go through several stages prior to final consumption. The various stages can be defined as follows: (1) Quarrying, which is the extraction of large blocks of stone; (2) Primary Processing, which involves sawing the large blocks into smaller blocks or large slabs; (3) Secondary Processing, which is the conversion of smaller blocks or slabs into finished product; and (4) Installation, which involves assembling and installing finished product. ASC owns and operates its own quarries. ASC is also a primary processor, as the Company owns and operates its own slabbing mills. In addition, the Company has its own secondary processing mill. All three processes are performed at the Company's South Amherst location in Ohio.

                    BLOCKS ARE TURNED               BLOCKS ARE TURNED INTO
                    INTO SLABS TO MAKE              SMALLER BLOCKS TO MAKE
                    ------------------              ----------------------

                        Table Tops                          Coping
                           Tile                           Cut Stone
                       Patio Stone                       Grindstones
                       Garden Stone                        Curbing
                          Sills                         Building Stone
                       Step Treads                        Breakwater
                       House Ashlar                   Laboratory Samples
                                                       Landscape Pieces


                  Companies operate in diverse ways within the natural stone industry. They are usually involved in more than one of these disciplines. Companies operating at the ends of the process, (i.e., the quarrying and installation) tend to locate geographically. Quarry operations locate where the raw material is found and installers operate in the area in which the finished product is to be installed. Primary processors often locate at or near the quarries. For this reason, the same company is often involved in both the quarry and primary processing segment. Similarly, secondary processors locate at or near the installers' premises. Therefore, companies that do installation are also usually capable of secondary processing. Management believes that few companies operate in all segments of the industry.

                  The primary and secondary processing segments are the most mechanized and therefore the most capital intensive. The machinery can be very sophisticated and very expensive. There have been major advancements in quarry technology, and these operations are also becoming very capital intensive. These expenses have been a bar to entry into these segments of the industry for many and, for those that have failed to keep up, it has been a factor creating adverse consequences.

                  This change is evidenced by a new phenomenon in the industry. Raw blocks of stone are being shipped from North America to processing centers located in Italy, and the final product is returned to North America for installation. Transportation is strictly limited to water and road, but the portion of the final product cost attributable to transportation has steadily fallen as the cost of processing has risen. The rising cost of processing has only been offset by the efficiencies of modern machinery. Management believes that the processing centers can compete internationally, if they are as sophisticated as those in Italy, and benefit from some of the other cost saving elements available to the industry today.

                  Even though a large portion of the labor component of the processing has been eliminated, labor continues to be a problem in Italy. The processing segment can benefit even further in an inexpensive labor pool location; however, most third-world or underdeveloped countries offering inexpensive labor pools also lack the sophisticated labor pool that is necessary to maintain and operate the equipment. This is one of the reasons processing centers still locate in countries like Italy, Germany and Japan.

                  Another important element in the cost of processing with modern machinery has been access to a continuous source of fresh water. This element will become increasingly more important as water jet technology emerges. Through its various on-site wells, Management believes that ASC would be assured access to a continuous source of fresh water.

Industry Production.

                  Based upon an August 1995 report prepared for the Company by Industrial Mineral Facts (the "IMF Report"), the annual world production of raw dimensional stone (Quarry stage) is estimated at 34,000,000 metric tons or about 12,600,000 cubic meters. After primary and secondary processing, the total quantity of finished dimensional stone products is approximately 20,000,000 tons (59% yield), representing approximately 370,000,000 equivalent square meters. The United States' share of worldwide production of dimensional stone is approximately 4% and is produced by about 160 companies, operating over 250 quarries in 35 states. The United States and the North American continent, in general, are large importers of finished dimensional stone products. In addition, 6,000,000 tons of ornamental stone are also produced. It is estimated that the dimensional stone industry could reach 500,000,000 equivalent square meters by the year 2000, a rate of growth of 5 to 6% annually. Approximately 80% of dimensional stone product is used by the building and construction industries, while the remaining 20% is consumed by the funeral monument, landscape and ornamental objects industries.

                  Worldwide production and consumption of raw dimensional stone, as provided in the IMF Report, are illustrated on the following table:

                             PRODUCTION/CONSUMPTION

                                   By Country
                                    000 tons


Country                        Production                   Consumption
----------                  -------------                 ----------------
Italy                           7,500                            8,200

Spain                           3,500                            3,350

China                           2,300                            1,400

Greece                          1,750                            1,700

S. Korea                        1,600                            1,500

India                           1,500                              700

U.S.A                           1,500                            1,500

Portugal                        1,300                            1,150

Brazil                          1,250                              700

France                          1,250                            1,400

Benelux                           750                              800

S. Africa                         750                              100

Germany                           700                            1,000

Japan                             500                            1,700

Taiwan                            300                            1,350

Others                          8,600                            8,500


Marketing Structure.

                  The market for dimensional stone products is served by many more companies than those involved in production and installation. They include government agencies, distributors, marketing agencies, architectural and engineering firms and designers. The company that has the closest contact with the final consumer is often most responsible for the sale of stone products. These other companies are often more important to the stone producer than the stone itself. The illustration below indicates how many layers are potentially between the end-user and the companies involved in the four levels of the stone industry. The additional layers between end-user and producer require a sophisticated marketing department capable of dealing with these companies. The marketing department may use in-house employees for estimating and drafting functions or form strategic alliances with outside companies that perform these functions.

                               QUARRY TO END-USER

                                     Quarry
                                     -------

    Secondary Processor                                  Primary Processor
    -------------------                                  -----------------
                                    Installer
                                   -----------

                                General Contractor
                                ------------------

       Architect                                            Distributor
       ---------                                            ------------

                                    Designer
                                    --------

                                Purchasing Agent
                                ----------------

                                    End-User
                                    --------

Market Size.

THERE ARE FOUR MAJOR GEOGRAPHICAL
MARKETS FOR FINISHED DIMENSIONAL STONE PRODUCTS:
-----------------------------------------------

*  Europe                                   8,500,000 Tons
*  United States                            1,200,000 Tons
*  Far East                                 3,500,000 Tons
*  Middle East                                450,000 Tons

Source: IMF Report

                  Per the IMF Report, these four regions consume at least 70% of the world's production of raw and finished dimensional stone products. Outside of Saudi Arabia, the countries with the greatest consumption per capita of dimensional stone are Greece, Italy, Spain and Portugal. These four countries, which account for approximately 2% of the world's population, consume over 30% of all dimensional stone products. Per capita consumption in these four countries is four-fold that of Japan and ten-fold that of the United States. In these countries stone products are used both in commercial construction and in housing while, in countries such as Japan and the United States, dimensional stone is primarily used in commercial buildings.

                  According to the IMF Report, total United States dimensional stone consumption reached $3,200,000,000 in 1989. Major market areas in the United States include New York, Dallas, Chicago, Southern California and Florida. In North America, the markets for natural stone are highly dependent on construction activity. While the commercial market continues to form as construction start-ups increase in strategic sectors (i.e., finance, technology, leisure and healthcare) increasing demand in natural stone products in renovation and restoration work serve to fortify and strengthen burgeoning market demand.

Sandstone Market.

                  The worldwide market for dimensional sandstone products is estimated to be approximately 700,000 tons, based upon the IMF Report. The United States and Canada produce approximately 28% of this total. Specific figures including conglomerate are available for the state of Ohio as follows.

                  According to the IMF Report, sandstone and conglomerate production was 2,053,855 tons in 1993. Total sales were 1,933,259 tons, of which crushed sandstone and conglomerate accounted for 1,894,761 tons and dimensional stone accounted for 38,498 tons. Ohio ranks seventh nationally in production of all dimensional stone, but ranks first in the production of sandstone dimensional stone. Construction stone is used primarily for glass sand, foundry sand, silica flour, and construction. Dimensional stone is used primarily for rough construction purposes. Sandstone production in Ohio accounts for 6.7% of Ohio's total stone production.

                  For the period from 1994 to 1997, the Company's annual production of natural stone was as follows:

                  Raw dimensional stone:
                  ----------------------    (tons)

                  1994                      2,700
                  1995                      3,970
                  1996                      8,460
                  1997                      9,566

                  Management currently intends to target the following segments after expanding the sales of its Berea Sandstone:

             Building Stone:
             ---------------
              -  Slabs         Curb Strips      Ashlar            Landscaping
              -  Sills         Benchstone       Patio Stone       Tile
              -  Steps         Wallstone        Cutstone

             Specialty Products:
             -------------------
              -  Cores (Oil & Gas Research)     Grindstones
              -  Breakwater Stone               Ornamental

             Construction Materials:
             -----------------------
              -  Crushed Stone         Bank Run / Rip Rap
              -  Sand

Employees.

                  ASC has approximately 50 full-time employees, of which about 45 are hourly. The average hourly wage of the quarry personnel is less than ten dollars per hour. The quarries are situated in geographic regions that have a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, ASC has a positive relationship with its employees.

Competition.

                  ASC competes in the natural dimensional stone market. More specifically, ASC competes against limestones and other sandstones. ASC's two biggest competitors consist of Briar Hill Stone Co. (Glenmont, OH -- about 50 employees) and Indiana Limestone Company (Bedford, IN -- about 50 employees). As a practical matter, when submitting proposals to provide Berea Sandstone to larger commercial sites, ASC is in competition with quarries throughout the United States and abroad.

                  ASC intends to compete within this environment utilizing a strategy which embodies the following:

                  - Ownership of what Management believes to be one of the largest sandstone reserves in the world, which assures that ASC has access to the raw material;

                  -       Access to a large supply of fresh water
                          through various on-site wells, which will assist in the conversion to diamond technology;

                  - A strategic geographic location from which the Company can serve about 66% of the domestic United States market within a 500 mile radius from the quarries;

                  -       Low cost of raw materials; and

                  - Low cost provider, which is attributable, in part, to ASC's access to a large labor pool.

Marketing by ASC.

                  The marketing of ASC products from Ohio is primarily done through an in-house salaried sales staff. In addition, ASC is represented by 22 distributors who deal directly with the end-user by purchasing products from ASC at discounted rates and selling them to the end-user at a markup.

                  The Company's historical market has been the United States and Canada. Within the United States, the Midwest and Northeast regions have traditionally accounted for more than 80% of the sales in the United States. Sales on the West Coast (especially in Seattle) have been increasing. In Canada, sales have occurred almost exclusively in the Provinces of Ontario and British Columbia. The Company's objective is to develop a world-wide market with primary emphasis upon the warmer weather sections of the United States. Costs of transportation become more relevant when the construction site is more than 500 miles from the quarries.

Business Strategy of ASC.

                  ASC intends to expand its current market and financial base through a business strategy that focuses on:

                  -       Dedication to the core business of ASC,
                          i.e., the Cleveland Quarries;

                  - Development of ancillary assets, i.e., the sale, lease or joint venture of surplus or nonessential lands; and

                  - Selective acquisition of compatible assets or businesses.

                  In addition, ASC is investigating additional sources of capital in order to upgrade and modernize its quarry operations as called for over time and to centralize the marketing, administration and business facilities, thereby expanding and enhancing these functions as well as the core operations of estimating, drafting and design.

Backlog.

                  As of December 31, 1997, ASC's backlog of orders was $551,942, as compared to a backlog of $250,000 for the period ending December 31, 1996. The Company is careful not to generate too large of a backlog of orders to assure that commitments can be fulfilled and to avoid supply problems.

                  In order to reduce the backlog of orders, the Company has hired new stone cutters for its finishing shop (Plant 3) and has purchased and installed a Natale Parma Lathe to turn balusters and columns and a Gaspari Menotti Gang Saw to increase slab production.

                  In the opinion of Management, the increase in the Company's backlog is a positive reflection of Management's action to stimulate incremental marketing efforts, particularly among new distributors of products in Michigan, Connecticut, Ohio, and Pennsylvania in the United States and Ontario, British Columbia, and Quebec in Canada.

Seasonality.

                  ASC's sales are cyclical in nature. Historically, the Company's sales have been highest during the second and third quarters, which usually account for more than 70% of the fiscal year's sales. The first quarter typically has the lowest sales due to inclement weather in the Northern Ohio region and the difficulty of operating a quarry in such an environment. Fourth quarter sales are typically less than sales for the third quarter, reflecting the delivery schedules of building contractors.

Intellectual Property/Proprietary Rights.

                  ASC owns intellectual property and does not license any such rights to others. ASC copyrights its marketing materials, but such copyrights are not deemed to have any significant value in the marketplace.

                  Except as noted above, ASC does not own or license any proprietary rights.

Regulation.

                  ASC's operations are subject to a variety of statutes, rules and regulations, which are applicable to any business operating in the United States. These statutes, rules and regulations range from record keeping (e.g., the duty to maintain tax-related records for specific time periods as required by the Internal Revenue Code of 1986, as amended) to employment (e.g., the duty to comply with the Equal Employment Opportunity Act of 1972).

                  Due to its quarry operations, ASC is also subject to certain more specific statutes, rules and regulations, the most significant of which include:

                - Mines Safety and Health Act ("MSHA"), which mandates certain safety rules and regulations governing mining operations.

                - Occupational Safety and Health Act of 1970 ("OSHA"), which requires that the Company provide its employees with a safe workplace.

                - Resource Conservation and Recovery Act of 1976 ("RCRA"), which prohibits the transportation and/or disposal of "hazardous waste" except pursuant to certain standards.

                - The Department of Transportation, which adopts regulations governing the safe transportation of goods over interstate highways.

                  In the opinion of Management, ASC is in compliance with all applicable regulations. Material changes in these regulations or the adoption of new regulations could materially impact upon the operations of ASC.

Research and Development.

                  In the fiscal years ended December 31, 1997 and 1996, there were no research and development expenses.

Methods Of Distribution And Costs Of Transportation.

                  All of the stone is shipped via flatbed truck. The current trucking rate is approximately $0.19/100 miles/cubic foot. This allows the Company to ship to 2/3 of the population of the United States and Canada at an average of $.50 per cubic foot. Customers are generally charged for shipping. Customs duties between Canada and the United States are minimal.


Tyrrell Stone Design.

                  ASI agreed to acquire Tyrrell in February 1996 and closed the acquisition on May 23, 1996 in exchange for 20,000 shares (200,000 shares prior to the May 1997 reverse stock split) of Common Stock, $.001 par value per share (the "Common Stock"), of the Company. In accordance with the share purchase agreement, the value assigned for the shares was the closing price on the date of acquisition, or $8.00 ($.80 per share prior to the May 1997 reverse stock split) per share. Tyrrell, as a wholly-owned subsidiary of ASI, provides sales in Canada as the Canadian arm of the Company.

                  Tyrrell provides design drawings to architects and stone processing centers throughout North America. Through this acquisition, ASC has expanded the scope and magnitude of services that it can offer to customers and has become more involved in the design phase of projects, thereby being in a position to suggest the use of Berea Sandstone as part of a project.

                  The revenue of Tyrrell is limited to job bills. Tyrrell has four full-time employees. All work is performed in Toronto, Canada. For the twelve months ending December 31, 1997, Tyrrell's revenue was approximately 26% of the aggregate revenue of ASC.

                  Tyrrell owns no assets (other than desktop computers and other office equipment), intellectual property or proprietary licenses. Competition in the design arena is diversified and intense. As a practical matter, it is not anticipated that Tyrrell will be a significant contributor of revenue for ASC, but the services available through Tyrrell will assist ASC in marketing its products and servicing the needs of its customers.

Material Developments.

                  The Company acquired ASC in August 1995. As a result of this transaction, TMT Masonry, Ltd., the former parent of ASC, received shares representing approximately fifty-five percent (55%) of the Company's outstanding Common Stock, thereby effecting a change in control of the Company.

                  In February 1996, ASC purchased all inventories, real estate, equipment, intangible assets, rights in leases, and all other operational items of Cleveland Quarries, L.P., in exchange for cash, the assumption of certain liabilities, and certain other consideration. The total purchase price was $2,320,259. In negotiating this purchase price, Management took into consideration, among other things: (1) the benefit to the Company of acquiring title to the quarries owned by Cleveland Quarries, L.P.; (2) the potential economic benefits to the Company of securing title to these assets, especially the land and reserves of stone; and (3) the value of the assets to be acquired. At the time of the transaction, the General Partner of Cleveland Quarries, L.P. was Slate and Stone Corporation of America, Ltd., which held a 1.0% interest in the limited partnership. The two limited partners were Walter Molnar (9.9%) and ASC (89.1%).

                  In August 1996, the Company issued 400,000 shares of its Common Stock (4,000,000 prior to the May 1997 reverse stock split), representing 25% of the Company's total voting power, to Roulston Venture Partners, Ltd. The sale provided the Company with working capital and access to a Board of Directors of sophisticated business people.

                  In August 1996, the Company entered into an Interim Management Agreement (the "IM Agreement") with numerous Canadian individuals and entities. Pursuant to the IM Agreement, the Company was retained as co-manager of Stoklosar Marble Quarries, Limited, an Ontario Canada corporation. The IM Agreement was executed in anticipation of the acquisition of Stoklosar by ASI and was intended to provide ASI with an opportunity to become familiar with the Stoklosar quarries prior to any acquisition. Subsequent to the execution of the IM Agreement, the Company advanced $200,000 to defray Stoklosar-related expenses during the period from September through December 1996. The money was repaid together with interest computed at 3.75%, which was the bond rate in Canada in December 1996.

                  In September 1996, the Company executed a share purchase agreement (the "September 1996 Agreement") with various Canadian individuals and entities. Pursuant to the September 1996 Agreement, the Company was to purchase 100% of the issued and outstanding common shares of two Canadian entities, one of which owned Stoklosar. Mr. Gasparini's father was an investor/creditor of one of the selling parties. In October 1996, the Company's Board of Directors declined to ratify the September 1996 Agreement. Accordingly, that transaction did not close. Mr. Gasparini requested and received leave of the Board to pursue this acquisition separately.

                  In December 1996, Mr. Gasparini and others completed their purchase of the two Canadian entities (including Stoklosar) (hereinafter referred to as the "Final Stoklosar Transaction"). The parties to the Final Stoklosar Transaction agreed that the purchaser of the common shares (a newly formed Ontario corporation identified as "1211769 Ontario, Ltd.") has assumed all of the Company's obligations under the IM Agreement.

                  The Company has executed a separate agreement to confirm that it fully complied with the terms of the IM Agreement. In addition, Messrs. Gasparini and Costantino agreed to indemnify, defend and hold harmless the Company from all claims arising out of the IM Agreement through the execution of an Indemnification Agreement, which was ratified by the Company's Board of Directors in March 1997.

ITEM 2.  DESCRIPTION OF PROPERTY.

                  ASC owns two separate parcels of land in the Counties of Lorain and Erie, Ohio. The property contains both dimensional and construction stone. On the basis of the reserve estimates obtained by the previous owner of Cleveland Quarries, L.P., Management has reached certain conclusions regarding the Company's reserves.

                  From approximately 1960 to 1992 the reserves of Cleveland Quarries, L.P. have been estimated by the then owner (Stancorp), which drilled samples of Berea Sandstone on the Company-owned properties. The volume of Berea Sandstone has been estimated on the basis of the length, width and depth of quarry holes. There are currently more than 600,000 square feet of exposed quarry face. At this time, the quarry is more than 60 feet deep and 120 feet in length. In 1996, one section (360' x 120') was prepared for finishing and this section is expected to last about eight years at current projected sales rates. Based upon the exposed quarry face and the depth of Berea Sandstone as evidenced by quarry holes, Management estimates that the total reserves are adequate to meet the needs of the Company for more than 100 years at current projected sales rates.

                  In summary, Management projects that the property has a total estimated dimensional stone reserve of 336 million cubic feet. In fiscal 1997, the Company extracted 133,797 cubic feet of dimensional stone and sold 67,282 cubic feet. In fiscal 1996, the Company extracted 133,062 cubic feet of dimensional stone and sold 51,160 cubic feet.

                The parcel in Erie County is in Birmingham Township, and is strictly a quarry operation. Dimensional stone reserve estimates were projected to be 126 million cubic feet based on a deposit of at least 30 acres indicated by topographic studies. The Birmingham Quarry yields both Gray and Buff Sandstone with a higher compressive strength than that of the quarries located in the main parcel. The main parcel is in Amherst Township (Lorain County) and is the site of numerous quarries, the mills and offices. The main parcel fronts the Ohio State Turnpike approximately twenty minutes west of downtown Cleveland. The Company estimates that the property contains 210 million cubic feet of dimensional stone and 21 million cubic feet of construction stone. Many of the quarries on this section of land are currently unused and dormant. The same stone that has been used in thousands of applications around the country is still available for renovation, restoration and expansion of existing buildings. All of the properties have permits for use as quarries and all permits are in good standing. The Birmingham property also contains a supply of natural gas which is leased to a local utility.

The following is a list of the main buildings on the property:

        MILL #                 SIZE S.F.             YEAR BUILT             CURRENT USE             FUTURE USE
        ------                 ---------             ----------             -----------             ----------

           3                    18,175                  1946                 Processing             Processing

           6                    45,000                  1923                  Storage               Gang Sawing

           7                     4,490                  1955                  Storage                 Carving

           8                    44,165                  1926                Gang Sawing             Processing

   Office & Showroom            11,305                  1900                Office & Showroom       Office & Showroom

                  ASC's ownership of the two parcels in Ohio is subject to a mortgage between ASC and FirstMerit Bank, N.A. in the principal amount of $1,250,000 to secure borrowings under a line of credit of up to $750,000 and a promissory note in the amount of $500,000.

Equipment.

                  ASC's equipment consists of saws, cranes, trucks, tow motors, grinders, stone cutting equipment and haul tools. Older equipment is in the process of being overhauled, upgraded and replaced with new equipment.

ITEM 3.  LEGAL PROCEEDINGS.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Stockholders of the Company was held on November 26, 1997. At the Annual Meeting, the Company's Stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as follows:

                                 FOR          AGAINST       ABSTAIN
                                 ---          -------       -------

Enzo Constantino              1,012,903          --           380
Glen Gasparini                1,012,913          --           370
Jacquita K. Hauserman         1,012,803          --           480
Michael J. Meier              1,012,913          --           370
Timothy I. Panzica            1,012,913          --           370
Thomas H. Roulston II         1,012,913          --           370

                  For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on November 26, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.*

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 16, 1998.

           NAME                AGE                      POSITION
           ----                ---                      --------
Enzo Constantino                35  Enzo  Constantino  has served as Treasurer  of the Company and as a Director since 1996. Mr. Constantino has been Secretary and Treasurer of TMT since 1994.
                                    Prior to joining TMT, Mr. Constantino was the controller of Daicon Contractors, a general contractor located in Toronto, Ontario, from 1989 to 1994, and the cost accounting manager for Canada Packers, a meat processor located in Toronto,
                                    Ontario, from 1983 to 1989.

Michael J. Meier                43  Michael J. Meier has served as Secretary of the Company and as a Director since
                                    1996. Mr. Meier has been Vice President, Chief Financial Officer, Secretary and
                                    Treasurer of Defiance, Inc. since 1990. Defiance, Inc. is a supplier of tooling systems, testing services, specialty anti-friction bearings and precision-machined products to the U.S. transportation industry, with headquarters in Cleveland, Ohio.

David Tyrrell                   36  David Tyrrell has served as President and Chief Executive

    NAME      AGE                                  POSITION
    ----      ---                                  --------
                                    Officer of the Company since November 21, 1997 and as President of ASC since
                                    February 7, 1996. Mr. Tyrrell was the Owner and Operator of Tyrrell from 1990 to
                                    1996. From 1993 to 1996, Mr. Tyrrell was an Independent Sales Representative for
                                    Owen Sound Ledgerock.

         * The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. ("NASD"). At the Annual Meeting of Stockholders held on November 22, 1996, the stockholders adopted a Resolution which authorized the Company's Board of Directors to effectuate up to a single one for ten reverse stock split of any and all issued and outstanding shares of Common Stock of the Company. A reverse stock split occurred at the ratio of one new share of Common Stock for each ten shares of Common Stock outstanding. The reverse stock split was effective May 30, 1997. Prior to the reverse stock split, the trading symbol was "ASTI." As of May 30, 1997 (the date of the reverse stock split), the trading symbol was changed to "AMST."

                  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations are adjusted to reflect the one-for-ten reverse stock split on May 30, 1997.

Year Ended December 31, 1996                       High Bid            Low Bid
----------------------------                       --------            -------
First Quarter.............................           $7.20             $3.4375

Second Quarter............................           11.25                5.00

Third Quarter.............................            7.50                3.00

Fourth Quarter............................          7.1875                3.75


Year Ended December 31, 1997                       High Bid            Low Bid
----------------------------                       --------            -------
First Quarter.............................          $8.750             $4.375

Second Quarter............................          16.250              3.750

Third Quarter.............................           5.250              3.125

Fourth Quarter............................            5.50              1.750


                  As of March 23, 1998, there were approximately 124 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is directly related to the Company's future profitability and need for capital to support growth.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW
----------------

                  Set forth below is a discussion of the principal factors that affected the Company's results of operations during each of the two most recent fiscal periods. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE
-------------
                  Total revenue increased by $475,656, or by 27.9%, from $1,702,551 in 1996 to $2,178,207 in 1997. The increase is, in most part, a result of the installation of new equipment, streamlined product processing, and ongoing development and implementation of a new marketing strategy.

                  Revenues were at levels that would only provide modest profit in any year. Even with decreased expenses in 1997, sales must also increase to achieve a healthy profit margin. Sales and marketing efforts have been stepped up and new agents and distributors have been added. Inventory levels have increased, employees have been hired and trained, new equipment has been purchased and is currently being installed to further increase capacity. Additionally, the quarry crew has doubled and a new section of Quarry 7 has been cleared, with quarrying having commenced in November 1997.

GROSS PROFIT
------------

                  Gross profit increased by $31,441, or almost 4% from $729,014 in 1996 to $760,455 in 1997. The gross margin decreased from 43% in 1996 to 35% in 1997. This decrease in gross margin is primarily the result of the hiring of new employees and increased labor expenses associated with activities required to upgrade antiquated processing facilities. These activities included repairs, major maintenance, new equipment installation, training and administration.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

                  Selling, general and administrative expenses ("SG&A") decreased by $131,666, or 15.5% from $851,163 in 1996 to $719,497 in 1997. As a percentage of total revenue, SG&A decreased by 18.7%. SG&A as a percentage of total revenue decreased primarily as a result of the placement of an infrastructure to facilitate sales and marketing. Management expects SG&A to remain constant with an additional increase in sales volume.

INTEREST INCOME
---------------

                  Net interest expense for fiscal 1997 was approximately $46,135, compared with $73,432 for fiscal 1996. The decrease in the interest expense was attributable primarily to decreased borrowing under the Company's credit agreement.

NET INCOME

                  Based on the foregoing, net income of the Company for fiscal 1997 was $7,106, compared with a loss of $190,426 for fiscal 1996.

CASH FLOW AND LIQUIDITY
-----------------------

                  The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate (8.5% and 8.25% at December 31, 1997 and 1996, respectively). Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at December 31, 1997 and 1996 was $350,000 and $600,000 respectively.

                  Cash flow activity for fiscal 1997 and 1996 is presented in the Consolidated Statements of Cash Flows. During fiscal 1997, cash in the amount of $448,000 was used in operating activities primarily to build up inventory and for working capital purposes.

                  Management believes that the Company does not currently have and is not expected to have within the next 12 calendar months any cash flow or liquidity problems. Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens, or settlement obligations; however, there are accrued, unpaid and delinquent property taxes which are being brought current pursuant to a five-year payment plan with the applicable County.

FORWARD-LOOKING STATEMENTS
--------------------------

                  The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the building construction industry; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; and (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital.

YEAR 2000
----------

                  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the Company believes that it is Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Furthermore, there can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the year 2000 issue on the Company.

ITEM 7.  FINANCIAL STATEMENTS.

                  The following pages contain the Financial Statements and Supplementary Data as specified by Item 7 of Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio


    We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.







                                                             /s/ Hobe & Lucas
                                                             ------------------
                                                             Hobe & Lucas



Independence, Ohio
January 30, 1998

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

                                     ASSETS
                                     ------

                                                                                        1997                      1996
                                                                                        ----                      ----
Current Assets
    Cash and cash equivalents                                                    $   144,443                $  983,713
    Accounts receivable, net allowance for
     doubtful accounts of $9,967 - 1997 and
     $5,479 - 1996                                                                   462,703                   287,628
    Prepaid expenses                                                                  37,112                    36,713
    Inventory                                                                        797,758                   431,810
                                                                                 -----------                ----------
           Total current assets                                                    1,442,016                 1,739,864
                                                                                 -----------                ----------

Property, Plant and Equipment, Net                                                 2,107,823                 2,015,143
                                                                                 -----------                ----------

Other Assets
    Intangibles, Net of amortization                                                 196,334                   204,492
    Restricted cash                                                                   11,116                    10,900
    Notes receivable                                                                   -                        39,886
    Deposits                                                                           4,000                     1,000
                                                                                 -----------               -----------
                                                                                     211,450                   256,278
                                                                                  ----------                ----------
                                                                                  $3,761,289                $4,011,285
                                                                                  ==========                ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Bank line of credit                                                          $   350,000                $  600,000
    Current portion of notes payable                                                 126,480                    68,007
    Accounts payable                                                                 441,372                   373,422
    Accrued and withheld payroll
      and payroll taxes                                                               27,388                    75,703
    Accrued liabilities                                                              146,665                   181,140
                                                                                 -----------                ----------

           Total Current Liabilities                                               1,091,905                 1,298,272
                                                                                 -----------                ----------

Long Term Liabilities
    Notes payable                                                                     36,728                   87,463
                                                                                 -----------                ----------

Stockholders' equity
    Common stock, $.01 par value
       20 million shares authorized 1,631,364 - 1997
       and 1,631,364 - 1996 (16,313,628 prior to the May,
       1997 reverse stock split) shares issued and
       outstanding                                                                    16,314                    16,314
    Additional paid-in capital                                                     3,562,860                 3,562,860
    Accumulated deficit                                                             (946,518)                 (953,624)
                                                                                 -----------                ----------
                                                                                   2,632,656                 2,625,550
                                                                                 -----------                ----------
                                                                                  $3,761,289                $4,011,285
                                                                                  ==========                ==========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                                        1997            1996
                                                        ----            ----
Sales                                               $ 2,178,207     $ 1,702,551


Cost of goods sold                                    1,417,752         973,537
                                                    -----------     -----------


Gross profit                                            760,455         729,014
                                                    -----------     -----------


Selling and administrative expenses                     719,497         851,163
                                                    -----------     -----------


Income (loss) from operations                            40,958        (122,149)
                                                    -----------     -----------


Other Income (Expense)
  Interest income                                        17,183          11,655
  Interest expense                                      (46,135)        (73,432)
                                                    -----------     -----------
                                                        (28,952)        (61,777)
                                                    -----------     -----------


Income (loss) before provision for income taxes          12,006        (183,926)


Provision for income taxes                                4,900           6,500
                                                    -----------     -----------


Net income (loss)                                   $     7,106     $  (190,426)
                                                    ===========     ===========


Net income (loss) per Common Share                  $       .00     $      (.12)
                                                    ===========     ===========





                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                             Common Stock              Additional                              Total
                                      Issued                           Paid-In        Accumulated          Stockholders'
                                      Shares         Par Value         Capital         Deficit                Equity
                                      ------         ---------         -------         -------                ------

Balance, January 1, 1996               14,591,828      $14,592          $777,249        $(763,198)            $   28,643


Loan reclassified to additional
paid-in-capital                           -              -               748,345            -                    748,345


Additional issue of common
stock during 1996                       1,721,800        1,722         2,037,266            -                  2,038,988


Net Loss                                  -              -                  -            (190,426)              (190,426)
                                   --------------    ---------      ------------        ---------             ----------


Balance,
December 31, 1996                      16,313,628       16,314         3,562,860         (953,624)             2,625,550


Shares retired in ten to one
reverse stock split effective
May 30, 1997                          (14,682,265)       -             -                    -                      -


Net Income                                 -             -                  -               7,106                  7,106
                                   --------------    ---------      ------------      -----------           ------------


Balance, December 31, 1997              1,631,363      $16,314        $3,562,860        $(946,518)            $2,632,656
                                   ==============   ==========        ==========       ==========             ==========



                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                                                  1997           1996
                                                                  ----           ----

Net Income (Loss)                                              $   7,106     $  (190,426)
                                                               ---------     -----------

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, amortization and depletion                     118,659          74,655
    Gain on sale of equipment                                    (14,145)           --
    Changes in assets and liabilities:
    Increase in accounts receivable                             (175,075)       (189,644)
    Increase in inventory                                       (365,948)       (301,254)
    Increase in prepaid expenses                                    (399)        (36,713)
    (Decrease) Increase in payables and accrued liabilities      (14,840)        313,372
           Other, net                                             (3,216)        (10,900)
                                                               ---------     -----------
           Total Adjustments                                    (454,964)       (150,484)
                                                               ---------     -----------

       Net Cash Used in Operating Activities                    (447,858)       (340,910)
                                                               ---------     -----------

Cash Flows from Investing Activities:
    Proceeds from notes receivable                                39,886          77,174
    Proceeds from sale of equipment                               99,939            --
    Purchase of property, plant and equipment                   (288,975)       (550,484)
                                                               ---------     -----------

       Net Cash Used in Investing Activities                    (149,150)       (473,310)
                                                               ---------     -----------

Cash Flows from Financing Activities:
    Net borrowings (repayment) under line of credit
    arrangements                                                (250,000)       (143,466)
    Proceeds from long term debt                                  72,460         994,763
    Repayment of long term debt                                  (64,722)       (567,525)
    Proceeds from issuance of common stock                          --         1,500,000
                                                               ---------     -----------

       Net Cash (Used In) Provided by Financing Activities      (242,262)      1,783,772
                                                               ---------     -----------

Net (Decrease) Increase in Cash and Cash Equivalents            (839,270)        969,552

Cash and Cash Equivalents at Beginning of Year                   983,713          14,161
                                                               ---------     -----------

Cash and Cash Equivalents at End of Year                       $ 144,443     $   983,713
                                                               =========     ===========

Supplemental Disclosure of Cash Flows
Information:
    Interest paid                                              $  43,000     $    70,000
    Taxes paid                                                 $    --       $      --

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 1996 the Company issued 20,000 shares (200,000 shares prior to the May, 1997 reverse stock split) of common stock valued at $160,000 for 100% of the outstanding stock of Tyrrell Stone Design, Ltd.

In 1996 the Company issued 152,200 shares (1,522,000 shares prior to the May, 1997 reverse stock split) of common stock as payment of $1,127,333 of outstanding debt of the Company.

Additionally, in 1996 the Company entered into a capital lease for equipment valued at $145,250.



























                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

       This summary of significant accounting policies of American Stone Industries, Inc., (hereinafter "ASI" or the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's Management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES
----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

HISTORY AND BUSINESS ACTIVITY
-----------------------------

       American Stone Industries, Inc. (a Delaware corporation) is a publicly-held company whose stock is traded on the OTC Bulletin Board. ASI is a holding company which conducts business through its wholly owned subsidiaries, American Stone Corporation ("ASC") and Tyrrell Stone Design, Ltd. ("Tyrrell"). ASC purchases and sells stone for use in the building construction industry. Tyrrell, a Canadian company, acts as the Company's Canadian sales office and provides design drawings to architects.

       Prior to February 1, 1996, ASC was a holding company with an 89.1% ownership interest in Cleveland Quarries, L.P. ("CQ") of Amherst, Ohio. Cleveland Quarries, L.P. was the owner and operator of the Berea Sandstone Quarries which mines stone predominantly for the building stone market with several specialty areas making up the balance.

       On February 1, 1996 ASC merged all inventories, real estate, equipment, intangible assets, and all rights in leases, contracts, and all other operational items of Cleveland Quarries L.P. and began operating the Berea Sandstone Quarries. At that point, Cleveland Quarries, L.P. ceased operations and liquidated.

       On May 23, 1996, the Company acquired all of the outstanding shares of Tyrrell Stone Design, Ltd. in exchange for 20,000 shares (200,000 shares prior to the May, 1997 reverse stock split) of common stock.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------

       Property, plant and equipment at December 31, 1997 and 1996 consisted of:

                                                        1997              1996
                                                       ----               ----
Land                                                $  449,493        $  450,544
Buildings and improvements                             806,594           793,778
Equipment                                              856,814           811,356
Computers                                               21,942            14,100
Vehicle                                                  2,500             2,500
Construction in progress                               129,542              --
                                                    ----------        ----------
                                                     2,266,885         2,072,278
Less:  Accumulated depreciation                        159,062            57,135
                                                    ----------        ----------
Net property, plant and equipment                   $2,107,823        $2,015,143
                                                    ==========        ==========

       Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $1,051 and $700 for the year ended December 31, 1997 and 1996, respectively.

       The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $109,455 and $67,878 for the year ended December 31, 1997 and 1996, respectively.

       Construction in progress represents costs incurred to date for the purchase and installation of a gang saw with a estimated cost of $500,000.

       Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

PRINCIPLES OF CONSOLIDATION
---------------------------

    The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiary American Stone Corporation (including the merged and consolidated financial statements of CQ) for the year ended December 31, 1997 and 1996, and of Tyrrell Stone Design, Ltd. for the year ended December 31, 1997 and for the period from the date of acquisition, May 23, 1996, through December 31, 1996.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

       For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

INTANGIBLES
-----------

       Goodwill is being amortized on the straight-line method over a twenty and thirty year period. Other intangible assets, including trademarks are amortized over their economic lives. Amortization expense for the year ended December 31, 1997 and 1996 is $8,158 and $6,025, respectively. At December 31, 1997 and 1996, intangibles are net of accumulated amortization of $15,219 and $7,061, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

       Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables.

INCOME PER COMMON SHARE
-----------------------

       Income per common share is based on the weighted average number of shares outstanding which was 1,631,363 and 1,570,921 (15,709,213 prior to the May, 1997 reverse stock split) for the years ended December 31, 1997 and 1996, respectively.

       The exercise of stock options do not result in material dilution.

INVENTORY
---------

       The inventories which consist of sandstone are stated at the lower of first-in, first-out (FIFO) cost or market.

RESTRICTED CASH
---------------

       The Company's certificates of deposit are assigned to the Ohio Department of Natural Resources Division of Reclamation.

RECLASSIFICATIONS
-----------------

       Certain accounts related to the prior year have been reclassified to conform to the current year presentation.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

NOTE 2 - BUSINESS COMBINATION AND ACQUISITIONS
----------------------------------------------

       On May 23, 1996, the Company acquired all of the outstanding shares of Tyrrell Stone Design, Ltd. in exchange for 20,000 shares (200,000 shares prior to the May, 1997 reverse stock split) of common stock. This acquisition was accounted for as a purchase, and as a result, excess cost over fair market value of $156,729 is being amortized over thirty years. Under purchase method accounting, balances and results of operations of the Company have been included in the accompanying consolidated financial statements from the date of the transaction, May 23, 1996. Proforma results of operations (assuming the business combination had been effected at the beginning of the year ended December 31,
1996) are not presented since Tyrrell was incorporated in 1996 and the impact is not material.

NOTE 3 - NOTES RECEIVABLE - EMPLOYEES
---------------------------------------                   1997                1996
                                                          ----                ----
       7%, secured by real estate mortgage,
       due in monthly installments of $310
       including interest, final payment due
       August, 2000; the note was
       repaid in 1997.                                 $  -                $38,716

       Non-interest bearing, unsecured, due in
       weekly installments of $25, final payment
       due August, 1997                                   -                  1,170
                                                       -------             -------

       Total notes receivable                           $  -               $39,886
                                                       =======             =======

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

       Effective May 30, 1997, all stockholders of record received one share of stock for every ten shares of stock held.

       During April and May, 1996, the Company issued 134,600 shares (1,346,000 shares prior to the May, 1997 reverse stock split) of unrestricted common stock to Georgia Capital Corporation in satisfaction of $334,951 of indebtedness including cash advances made to the Company during 1996 and 1995.

       During February 1996, the Company issued 6,000 shares (60,000 shares prior to the May, 1997 reverse stock split) of unrestricted common stock to consultants in satisfaction of $15,000 payable for consulting services rendered.

       In May, 1996, the Company issued 11,600 shares (116,000 shares prior to the May, 1997 reverse stock split) of unrestricted common stock to Terrazzo Mosaic & Tile Ltd. in satisfaction of $29,037 of indebtedness of the Company.

       In May, 1996, the Company acquired all of the outstanding shares of Tyrrell Stone Design Ltd. in exchange for 20,000 shares (200,000 shares prior to the May, 1997 reverse stock split) of the Company.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

       In August, 1996, TMT Masonry, Ltd. returned 400,000 shares (4,000,000 shares prior to the May, 1997 reverse stock split) which were immediately reissued to Roulston Ventures Limited Partnership for $1,500,000.

       Suncrest Management Services, S.A. ("Suncrest") has an option to purchase 25,000 shares of the Company's common stock at $2.50 per share (250,000 at .25 per shares prior to the May, 1997 reverse stock split). The option expires August 8, 1998. The options were issued in 1995 as part of a debt cancellation agreement.

       At December 31, 1997, the Company has outstanding stock options to an officer totaling 25,000 shares at $5.00 per share (250,000 shares at $0.50 per share prior to the May, 1997 reverse stock split) which were awarded in February, 1997 at the then fair market value of the shares. These options expire in February, 2000. No options were exercised during 1997 and 1996.

NOTE 5 - LINE OF CREDIT
-----------------------

       The Company has a line of credit with maximum borrowings of $750,000. The note provides for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate (8.5% and 8.25% at December 31, 1997 and 1996, respectively). The debt agreement contains certain restrictive terms and covenants. The Company was in compliance with its covenants at December 31, 1997 and 1996. The debt is secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 1997 and 1996 was $350,000 and $600,000, respectively.

NOTE 6 - LONG TERM DEBT
------------------------                                                                      1997                1996
                                                                                              ----                ----
       9%, note payable to bank with maximum borrowings of $500,000 advances to date of $72,460, interest only until March, 1998 then payable in monthly installments of $10,407 including interest, final payment due February,
       2003, secured by substantially all real estate inventory and equipment of
       the Company.                                                                       $ 72,460            $    -

       9.4%, secured by equipment, payable in
       monthly installments of $378 including
       interest, final payment due June, 1998                                                2,388               6,330

       9.9%, secured by equipment, payable in
       monthly installments of $356 including
       interest, final payment due January, 1998                                               897               4,390


                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                                DECEMBER 31 1997
                                ----------------

NOTE 6 - LONG TERM DEBT (CONTINUED)
-----------------------------------

                                                             1997                1996
                                                             ----                ----
       12.13%, secured by equipment, payable in
       monthly installments of $1,567 including
       interest, final payments due July, 1997                -                10,584

       8.31%, secured by equipment, payable in
       monthly installments of $4,675 including
       interest, final payment due September, 1999         87,463             134,166
                                                         --------            --------
                                                          163,208             155,470
       Less:  Current Portion                             126,480              68,007
                                                         --------            --------
                                                         $ 36,728            $ 87,463
                                                         ========            ========


       Following is a summary of future maturities of long term debt as of December 31, 1997:

           1998                                                    $126,480
           1999                                                      36,728
           2000 and thereafter                                         -
                                                                   --------
                                                                   $163,208
                                                                   ========

NOTE 7- FAIR VALUE OF FINANCIAL STATEMENTS
------------------------------------------

       The carrying amounts of cash, accounts receivable, accounts payable, and long-term debt approximate the fair value reported in the balance sheet. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 8 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

       The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

       Following is the information regarding the Company's continuing operations by geographic location. Transfers between geographic areas are accounted for on a cost plus profit margin basis.


                                                          1997                1996
                                                          ----                ----
    Net sales, including geographic transfers
       United States                                $1,847,268          $1,591,550
       Canada                                          574,804             153,583
       Geographic transfers                           (243,865)            (42,582)
                                                   -----------         -----------
                                                    $2,178,207          $1,702,551
                                                    ==========          ==========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------


NOTE 8 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY (CONTINUED)
--------------------------------------------------------------------


                                                                          1997                1996
                                                                          ----                ----
    Income (Loss) from operations:
       United States                                                   $    31,801     $    14,359
       Canada                                                                9,157        (136,508)
                                                                       -----------     -----------

    Income (Loss) from operations                                           40,958        (122,149)
    Interest expense                                                       (46,135)        (73,432)
    Interest income                                                         17,183          11,655
                                                                       -----------     -----------
    Income (Loss) from operations before income taxes                  $    12,006     $  (183,926)
                                                                       ===========     ===========

    Identifiable assets:
       United States                                                   $ 3,632,246     $ 3,763,844
       Canada                                                              129,043         247,411
                                                                       -----------     -----------

                                                                       $ 3,761,289     $ 4,011,285
                                                                       ===========     ===========

NOTE 9- INCOME TAXES
--------------------

       Income taxes on continuing operations include the following:

                                                                              1997            1996
                                                                       -----------     -----------
       Canadian:
           Currently payable                                           $     4,900     $     6,500
           Deferred                                                           --              --
                                                                       -----------     -----------

               Total                                                   $     4,900     $     6,500
                                                                       ===========     ===========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

NOTE 9 - INCOME TAXES (CONTINUED)
---------------------------------

           A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                                 1997                                      1996
                                                              ---------                                  --------
                                                                                  % of                                      % of
                                                                                  Pretax                                    Pretax
                                                               Income             Income                  Income            Amount
                                                               ------             ------                  ------            -------
Income
------
       Income taxes per
           statement of income                                 $4,900              76%                    6,500               4%
       Tax rate differences resulting from:
           Income taxes applicable to
              Canadian income at rate
              different from U.S. rate                         (4,900)            (76)%                  (6,500)             (4)%
           Income (loss) for financial reporting
              purpose without tax expense or
              benefit. Utilization of loss carry-
              forward (unavailable for carryback
              against prior income taxes paid)                  4,082              34%                  (62,535)            (34)%
                                                              -------              --                  --------             ---

       Income taxes at statutory rate                         $ 4,082              34%                 $(62,535)            (34)%
                                                              =======              ==                  ========             ===

       For United States tax purposes, the Company has available at December 31, 1997, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:
                 Amount of Unused Operating      Expiration During Year Ended
                      Loss Carryforwards                   December 31,

                         $    48,000                        2007
                           1,553,000                        2008
                             480,000                        2009
                             773,000                        2010
                             190,000                        2012
                          ----------
                          $3,044,000
                          ==========
  Future United States taxes may also be reduced by a capital loss carryforwards of approximately $59,000 which expire in 2000. Utilization of the net operating loss and capital loss carryforwards is contingent upon the Company having sufficient taxable income and capital gains, in the future.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

NOTE 9 - INCOME TAXES (CONTINUED)
---------------------------------

       The Company's deferred tax assets and liabilities at December 31, 1997 and 1996 consist of:

                                                          1997         1996
                                                          ----         ----
              Deferred tax asset                    $1,035,000       $427,000
              Valuation allowance                     (958,000)      (427,000)
              Deferred tax liability                   (77,000)          -
                                                   -----------       ---------
                                                   $      -          $   -
                                                   ===========       ==========

       Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss and capital loss carryforwards. No deferred taxes are reflected in the balance sheet at December 31, 1997 and 1996 due to a valuation allowance. As of December 31, 1997 and 1996, the Company recognized an $531,000 and $332,000 increase in the valuation allowance.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

       During the year ended December 31, 1996 the Company paid a total of $22,233 for expenses such as stationery and business supplies through TMT Masonry, Ltd., an affiliated company. At December 31, 1996, accounts payable to TMT Masonry, Ltd. totaled $9,735, and were satisfied in the ordinary course of business.

       In February 1996, the Company began utilizing office space of TMT Masonry, Ltd., an affiliated company, for $700 per month on a month to month basis.

       In November 1997, the Company entered into an agreement with a company, of which a board member is the executive vice president, to construct a foundation for a new gang saw. The total contract is for $62,142 of which $35,000 was completed and invoiced as of December 31, 1997. The contract was completed in 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  On September 26, 1996, the Board of Directors appointed, subject to stockholder approval, Hobe & Lucas to replace Horton & Company as the Company's independent accountants. The stockholders approved the change in independent auditors at the November 22, 1996 Annual Meeting of Stockholders. There were no disagreements with the former accountants on any matter of accounting principals or practices, or auditing scope or procedure, nor did the former accountant's report contain any adverse opinion or disclaimer of opinion. The decision to change accountants was made as a matter of convenience because the Company relocated its principal place of business from Toronto to Amherst, Ohio, and the former accountants are located in New Jersey.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-KSB as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

                  The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                   The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           Reference is made to the Exhibit Index set forth herein beginning at page E-1.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STONE INDUSTRIES, INC.

By: /s/ David Tyrrell
    -------------------------------------------------
         David Tyrrell, President and
         Chief Executive Officer
Date: March 30, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By:     /s/ David Tyrrell
                             -------------------------------------------------
                                David Tyrrell, President and
                                Chief Executive Officer (Principal Executive
                                Officer)
                        Date: March 30, 1998

                        By:     /s/ Enzo Constantino
                             -------------------------------------------------
                                Enzo Constantino, Treasurer and Director
                                (Principal Accounting Officer and Principal
                                 Financial Officer)
                        Date: March 30, 1998

                        By:  /s/ Thomas H. Roulston II
                             -------------------------------------------------
                                 Thomas H. Roulston II, Chairman
                                 of the Board
                        Date: March 30, 1998

                        By:  /s/ Glen Gasparini
                             -------------------------------------------------
                                Glen Gasparini, Director
                        Date: March 30, 1998

                        By:  /s/ Jacquita K. Hauserman
                             -------------------------------------------------
                                Jacquita K. Hauserman, Director
                        Date: March 30, 1998

                        By:  /s/ Michael J. Meier
                             -------------------------------------------------
                                Michael J. Meier, Secretary and Director

                        Date: March 30, 1998

                        By:  /s/ Timothy I. Panzica
                             -------------------------------------------------
                                Timothy I. Panzica, Director
                        Date: March 30, 1998

                                                     EXHIBIT INDEX

                                                                                                        Sequential
   Exhibit Number                                 Description of Document                                  Page
   --------------                                 -----------------------                                  ----
         3.1           Certificate of Incorporation of the Company, dated November 13, 1992
                                                                                                           (A)
         3.2           Certificate of Amendment of the Certificate of  Incorporation of the Company,
                       dated March 9, 1993                                                                 (A)

         3.3           Certificate of Amendment of the Certificate of  Incorporation of the Company,
                       dated December 14, 1993                                                             (A)

         3.4           Certificate for Renewal and Revival of Charter, dated May 31, 1994
                                                                                                           (A)
         3.5           Certificate of Amendment of the Certificate of  Incorporation of the Company,
                       dated August, 1995                                                                  (A)

         3.6           By-laws of the Company                                                              (A)

        10.1           Business  Loan  Agreement   between  American  Stone  Corporation  and  First
                       National Bank of Ohio, dated September 13, 1996                                     (A)

        10.2           Amendment to Loan  Agreement  between  American Stone  Corporation  and First
                       National Bank of Ohio, dated February 26, 1997
                                                                                                           (A)
        10.3           Employment  Agreement  between American Stone  Corporation and David Tyrrell,
                       dated February 7, 1996*                                                             (A)

        10.4           Asset Purchase  Agreement  between  American Stone  Corporation and Cleveland
                       Quarries L.P., dated February 1, 1996
                                                                                                           (A)
        10.5           Amendment to and Restatement of Asset Purchase Agreement,  dated December 10,
                       1996                                                                                (A)

        10.6           Indemnification  Agreement between Cleveland Quarries,  L.P., Slate and Stone
                       Corporation of America,  and American Stone  Corporation,  dated December 20,
                       1996                                                                                (A)

        10.7           Share  Purchase  Agreement  between David Tyrrell and the Company,  dated May
                       22, 1996*                                                                           (A)

        10.8           Stock Purchase  Agreement  between the Company and Roulston  Ventures Limited
                       Partnership, dated August 27, 1996

                                                                                                        Sequential
   Exhibit Number                                 Description of Document                                  Page
   --------------                                 -----------------------                                  ----
                                                                                                           (A)
        10.9           Share Purchase Option Agreement between TMT Masonry,  Ltd., Roulston Ventures
                       Limited Partnership, and the Company
                                                                                                           (A)
        10.10          Interim  Management  Agreement  between  Robert Graham Nash,  William  Purvis
                       Houston, E. Victor Artuso, Nicholls Investments, Inc.
                                                                                                           (A)
        10.11          Indemnification  Agreement between Cleveland Quarries,  L.P., Slate and Stone
                       Corporation of America and American Stone  Corporation,  adopted by the Board of Directors of American Stone Corporation in March, 1997
                                                                                                           (B)
        10.12          No Default  Confirmation  Certificate  between the  Company,  112769  Ontario
                       Limited,   Nicholls   Investments,   Inc.,  Grenville  Aggregate  Specialties
                       Limited, 237894 Ontario Limited, and Stoklosar Marble Quarries Limited
                                                                                                           (B)
        10.13          Share Purchase Option Agreement between TMT Masonry,  Ltd., Roulston Ventures
                       Limited Partnership, and the Company, dated November 22, 1996
                                                                                                           (B)
        10.14          Business Loan Agreement  between  American Stone  Corporation  and FirstMerit
                       Bank, N.A. dated November 10, 1997

        10.15          Modification of Mortgage  between American Stone  Corporation  and FirstMerit
                       Bank, N.A., dated November 10, 1997

        10.16          Modification of Mortgage  between American Stone  Corporation  and FirstMerit
                       Bank, N.A., dated November 10, 1997

        10.17          Commercial   Security   Agreement  between  American  Stone  Corporation  and
                       FirstMerit Bank, N.A., dated November 10, 1997

        21.2           Subsidiaries of Registrant

        27.1           Financial Data Schedule



----------------------
* Management contract or compensatory plan or arrangement.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form 10-SB filed on April 11, 1997.

(B) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1997.
