Form 10KSB/A
period 1997-12-31
AMERICAN STONE INDUSTRIES INC
filed 1998-04-30
CIK 907033

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934.

For the fiscal year ended                 DECEMBER 31, 1997
                          ------------------------------------------------------
                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _______________.

                         Commission file number 0-22375
                                                -------

                         AMERICAN STONE INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                       13-3704099
---------------------------------------               --------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        (Identification No.)


      8705 QUARRY ROAD, AMHERST, OHIO                           44001
------------------------------------------            --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (440) 986-4501
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
             Title of Each Class                        On Which Registered
             -------------------                        -------------------

                     N/A                                       N/A
-----------------------------------          -----------------------------------

-----------------------------------          -----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes X   No
   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year:   $2,178,800.

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

         Except as otherwise stated, the information contained in this Form 10-KSB/A is as of December 31, 1997.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Under the Bylaws of American Stone Industries, Inc. (the "Company") adopted by the stockholders of the Company on November 22, 1996, the authorized number of Directors of the Company shall be not less than three, nor more than seven, as may be fixed from time to time by resolution of the Board of Directors, and each Director shall be elected or designated to serve and hold office until the next Annual Meeting of Stockholders. There are currently six Directors of the Company.

         Information about the Directors of the Registrant is set forth in the following paragraphs.

DIRECTORS OF THE REGISTRANT

Enzo Costantino                              Mr. Costantino has served as
Age 36                                       Treasurer of the Company and as a
Director since 1996                          Director since 1996. He has been
                                             Secretary and Treasurer of
                                             Terrazzo, Mosaic & Tile Company,
                                             Ltd. since 1994. Terrazzo, Mosaic &
                                             Tile is a subcontractor for all
                                             hard and soft commercial surfaces
                                             located in Toronto, Ontario. Prior
                                             to joining Terrazzo, Mosaic & Tile,
                                             Mr. Costantino was the controller
                                             of Daicon Contractors, a general
                                             contractor located in Toronto,
                                             Ontario, from 1989 to 1994, and the
                                             cost accounting manager for Canada
                                             Packers, a meat processor located
                                             in Toronto, Ontario, from 1983 to
                                             1989.

Glen Gasparini                               Mr. Gasparini has served as a
Age 45                                       Director since 1995 and was
Director since 1995                          President and Chief Executive
                                             Officer of the Company from 1995 to
                                             1997. He has been President of
                                             Terrazzo, Mosaic & Tile Company,
                                             Ltd. since 1975. Terrazzo, Mosaic &
                                             Tile is a subcontractor for all
                                             hard and soft commercial surfaces
                                             located in Toronto, Ontario.

Jacquita K. Hauserman                        Ms. Hauserman has served as a
Age 55                                       Director of the Company since 1997.
Director since 1997                          She has been an independent
                                             consultant with American Management
                                             Systems since February 1998. She
                                             was employed by Centerior Energy
                                             from 1982 until 1998, most recently
                                             as Vice-President of Business
                                             Services. Previous positions with
                                             Centerior included Vice-President
                                             of Customer Support, Vice-President
                                             of Customer Service and Community
                                             Affairs and Vice-President of
                                             Administration. Centerior Energy,
                                             located in Cleveland, Ohio, was a
                                             holding
                                             company for Cleveland Electric
                                             Illuminating and Toledo Edison
                                             electric utilities until it was
                                             purchased by Ohio Edison in 1997.
                                             She is also a Director and Trustee
                                             of several non-profit organizations
                                             in the Cleveland area.

Michael J. Meier                             Mr. Meier has served as Secretary
Age 43                                       of the Company and as a Director
Director since 1996                          since 1996. He has been
                                             Vice-President of Finance, Chief
                                             Financial Officer, Secretary and
                                             Treasurer of Defiance, Inc. (Nasdaq
                                             NM: DEFI) since 1990. Defiance is a
                                             supplier of tooling systems,
                                             testing services, specialty
                                             anti-friction bearings and
                                             precision-machined products to the
                                             U.S. transportation industry, with
                                             headquarters in Cleveland, Ohio.

Timothy I. Panzica                           Mr. Panzica has served as a
Age 43                                       Director of the Company since 1996.
Director since 1996                          He has been Executive
                                             Vice-President of Panzica
                                             Construction Company since 1981.
                                             Panzica Construction Company, a 42
                                             year old firm located in Cleveland,
                                             Ohio is a full service construction
                                             management/general contracting
                                             organization with expertise in all
                                             aspects of commercial construction.
                                             Panzica Construction Company is
                                             part of the Panzica Group of
                                             Companies which specializes in real
                                             estate development, design/build,
                                             and property management.

Thomas H. Roulston II                        Mr. Roulston has served as Chairman
Age 65                                       of the Board of the Company and as
Director since 1996                          a Director since 1996. He has been
                                             Chairman of Roulston & Company,
                                             Inc. since 1990. Roulston & Company
                                             is a registered investment
                                             advisor located in Cleveland, Ohio.
                                             Mr. Roulston is also Chairman of
                                             the Board of Directors of Defiance,
                                             Inc. (Nasdaq NM: DEFI). Defiance is
                                             a supplier of tooling systems,
                                             testing services, specialty
                                             anti-friction bearings and
                                             precision-machined products to the
                                             U.S. transportation industry, with
                                             headquarters in Cleveland, Ohio.
                                             Mr. Roulston is also a Director of
                                             several privately-held companies.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 16, 1998.

           NAME                AGE                   POSITION
           ----                ---                   --------

Enzo Costantino                 35     Mr. Costantino has served as Treasurer
                                       of the Company and as a Director since
                                       1996. Mr. Costantino has been Secretary
                                       and Treasurer of Terrazzo, Mosaic & Tile
                                       Company, Ltd. since 1994. Prior to
                                       joining Terrazzo, Mosaic & Tile, Mr.
                                       Costantino was the controller of Daicon
                                       Contractors, a general contractor
                                       located in Toronto, Ontario, from 1989
                                       to 1994, and the cost accounting manager for Canada Packers, a meat processor located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier                43     Mr. Meier has served as Secretary of the
                                       Company and as a Director since 1996.
                                       Mr. Meier has been Vice-President Chief
                                       Financial Officer, Secretary and
                                       Treasurer of Defiance, Inc. since 1990.
                                       Defiance, Inc. is a supplier of tooling
                                       systems, testing services, specialty
                                       anti-friction bearings and
                                       precision-machined products to the U.S.
                                       transportation industry, with
                                       headquarters in Cleveland, Ohio.

Thomas H. Roulston II           65     Mr. Roulston has served as Chairman of
                                       the Board of the Company and as a
                                       Director since 1996. He has been Chairman of Rouston & Company, Inc. since 1990.
                                       Roulston & Company is a registered
                                       investment advisor located in Cleveland,
                                       Ohio. Mr. Roulston is also Chairman of
                                       the Board of Directors of Defiance, Inc.
                                       Defiance is a supplier of tooling
                                       systems, testing services, specialty
                                       anti-friction bearings and precision
                                       machined products to the U.S.
                                       transportation industry, with
                                       headquarters in Cleveland, Ohio. Mr.
                                       Roulston is also a Director of several
                                       privately-held companies.

David Tyrrell                   36     Mr. Tyrrell has served as President and
                                       Chief Executive Officer of the Company
                                       since November 21, 1997 and as President of ASC since February 7, 1996. Mr.
                                       Tyrrell was the Owner and Operator of
                                       Tyrrell from 1990 to 1996. From 1993 to
                                       1996, Mr. Tyrrell was an Independent
                                       Sales Representative for Owen Sound
                                       Ledgerock.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, executive officers and greater than ten percent stockholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such filings. Based solely on its review of copies of these reports furnished to the Company and, where applicable, any written representation that no reports were required, the Company believes during fiscal 1997 all Section 16(a) filing requirements were met.

ITEM 10. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term compensation for the years ended December 31, 1997 and 1996, for the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officers received compensation whose annual salary and bonus exceeded $100,000 during that year.

                                                                                                      LONG TERM
                                                                                                     COMPENSATION
                                                                                                     ------------
                                                      ANNUAL COMPENSATION                        AWARDS         PAYOUTS
                                                      -------------------                        ------         -------
                                                                                               SECURITIES
         NAME AND                                                              OTHER ANNUAL    UNDERLYING      ALL OTHER
    PRINCIPAL POSITION                 YEAR        SALARY     BONUS(1)         COMPENSATION      OPTIONS     COMPENSATION
    ------------------                 ----        ------     --------         ------------      -------     ------------

David Tyrrell                          1997         $96,000    $13,733                --            --            --
President, American Stone              1996         $96,000    $ 3,300                --            --            --
Industries, Inc. (2)

The Named Executive Officer did not receive personal benefits or perquisites during fiscal 1997 or 1996 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Based on service during the fiscal year indicated, though not paid until after the fiscal year.

(2)      All amounts are in Canadian dollars.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant any options during the fiscal year ended December 31, 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         The following table summarizes options which were exercised during fiscal 1997 and presents the value of unexercised options held by each of the Named Executive Officers at fiscal year end.


                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED                   IN-THE-MONEY
                                                     OPTIONS AT FISCAL                   OPTIONS AT FISCAL
                                                       YEAR-END (#)                      YEAR-END ($) (1)
                                                       ------------                      ----------------
           SHARES ACQUIRED        VALUE                             UNEXER-                            UNEXER-
NAME       ON EXERCISE(#)     REALIZED($)       EXERCISABLE         CISABLE        EXERCISABLE         CISABLE
----       --------------     -----------       -----------         -------        -----------         -------

David Tyrrell     0                0              25,000              0                0                 0


(1) All stock options were out of the money (the exercise price was higher than the market price) at the fiscal year end of the Company.

PENSION AND RETIREMENT PLANS

         The Company does not have a pension or retirement plan.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has an employment agreement with Mr. Tyrrell dated May 1996 under which he is to receive a base annual salary of $96,000 (Canadian), a monthly car allowance of $500 (Canadian) and an annual bonus based upon the adjusted net income of the Company's American Stone Corporation subsidiary. This contract expires in 2001.

         The Company does not have any other agreements regarding employment, and does not have any change-in-control arrangements.

COMPENSATION OF DIRECTORS

         No Directors' fees are paid to Directors. All Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their services as Directors.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             COMMON STOCK OWNERSHIP

                      BENEFICIAL OWNERSHIP OF STOCKHOLDERS
                          OWNING MORE THAN FIVE PERCENT

         The following table sets forth beneficial owners known to the Company of more than five percent of the Company's outstanding Common Stock as of March 31, 1998. All information with respect to beneficial ownership has been furnished by the respective five percent beneficial holder.

             NAME AND ADDRESS OF              NUMBER OF SHARES       PERCENT OF
              BENEFICIAL OWNER               BENEFICIALLY OWNED     TOTAL SHARES
              ----------------               ------------------     ------------

Roulston Ventures Limited Partnership(1)           400,000              24.5%
4000 Chester Avenue
Cleveland, OH 44103

TMT Masonry, Ltd.(2)                               400,000              24.5%
900 Keele Street
Toronto, Ontario, Canada M6N 3E7

(1) Mr. Thomas H. Roulston II, Director and Chairman of the Board, is a general partner of Roulston Ventures Limited Partnership. Refer to the table regarding Directors and executive officers for detail.

(2) Mr. Glen Gasparini, Director, is President and 75% shareholder of TMT Masonry, Ltd. Refer to the table regarding Directors and executive officers for detail.

                        BENEFICIAL OWNERSHIP OF DIRECTORS
                             AND EXECUTIVE OFFICERS

         The following table sets forth the number of shares of Common Stock beneficially owned by each Director and executive officer of the Company as of March 31, 1998. All information with respect to beneficial ownership has been furnished by the respective Director and executive officer. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.


             NAME AND ADDRESS OF         NUMBER OF SHARES         PERCENT OF
            BENEFICIAL OWNER (1)        BENEFICIALLY OWNED     TOTAL SHARES (2)
            --------------------        ------------------     ----------------

Thomas H. Roulston II                        450,000(3)              27.6%
Glen Gasparini                               409,570(4)              25.1%
David Tyrrell                                 48,500(5)               2.9%
Enzo Costantino                                  500                  --
Jacquita K. Hauserman                             --                  --
Michael J. Meier                                  --                  --
Timothy I. Panzica                                --                  --
All Directors and executive officers
  as a group (7 persons)                     908,570(6)              54.9%

(1) The address of each beneficial owner is c/o American Stone Industries, Inc., P.O. Box 261, Amherst, Ohio 44001.

(2) Based on 1,631,364 shares of Common Stock outstanding on March 31, 1998, adjusted for shares subject to options exercisable within 60 days following March 31, 1998 held either by the named individuals or by the group as a whole.

(3) Includes 10,000 shares held by Mr. Roulston's wife. Mr. Roulston disclaims beneficial ownership of these shares. Shares of Common Stock beneficially owned by Mr. Roulston also include 400,000 shares held by Roulston Ventures Limited Partnership, of which Mr. Roulston is a general partner and 9% owner. Mr. Roulston's wife is also a 9% owner of Roulston Ventures Limited Partnership. Mr. Roulston has shared voting and investment power of Roulston Ventures Limited Partnership in a fiduciary capacity between himself and Scott D. Roulston, his son.

(4) Shares of Common Stock beneficially owned by Mr. Gasparini include 400,000 shares held by TMT Masonry, Ltd., of which Mr. Gasparini is President and a 75% shareholder and 4,170 shares held by Terrazzo, Mosaic & Tile Company, Ltd., of which Mr. Gasparini is President and a 75% shareholder.

(5) Includes options, exercisable within 60 days of March 31, 1998, to purchase 25,000 shares.

(6) Includes options, exercisable within 60 days of March 31, 1998, to purchase 25,000 shares.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         No Director has any family relationship to any other Director of the Company.

         In 1996, Mr. Glen Gasparini, a Director of the Company, recommended that the Company acquire two Canadian entities. When the Board declined to pursue the transaction to concentrate their efforts in the United States, Mr. Gasparini and Mr. Enzo Costantino, a Director of the Company, pursued the acquisition individually with the Board's approval. The Company has received appropriate indemnifications that it is not a party to and has no responsibility for or out of the proposal and acquisition by Messrs. Gasparini and Costantino.

         In 1996, the Company purchased from David Tyrrell all of the issued and outstanding common shares of Tyrrell Stone Design, Ltd., an Ontario corporation. In consideration of this transaction, Mr. Tyrrell received 20,000 shares of the Company's Common Stock, after giving effect to the reverse stock split, options to purchase up to 25,000 shares of Common Stock at $5.00 per share, after giving effect to the reverse stock split, and the Company agreed to employ him as President of the Company's American Stone Corporation subsidiary. Under the terms of his employment agreement, Mr. Tyrrell was given a base salary of $96,000 Canadian per year.

         Terrazzo, Mosaic & Tile Company, Ltd., of which Mr. Gasparini is President and a 75% shareholder, advanced $29,000 in January 1996 to the Company. The debt was converted to common stock and Terrazzo, Mosaic & Tile received 11,600 shares of Common Stock, after giving effect to the reverse stock split, in exchange for the debt. Terrazzo, Mosaic & Tile Company, Ltd. was also owed $748,345 for advances to the Company through August 1996. On August 28, 1996, this loan was converted to paid-in-capital.

         In February 1996, the Company purchased the operating assets of Cleveland Quarries, L.P., a limited partnership in which American Stone Corporation was a limited partner with a 89.1% ownership interest. Consideration included cash, assumption of certain liabilities and other consideration totaling $2,320,259. In negotiating this purchase price, management took into consideration, among other things, (i) the benefit to the Company of acquiring title to the quarries owned by Cleveland Quarries, L.P., (ii) the potential economic benefit to the Company of securing title to these assets, especially the land and reserves of stone, and (iii) the value of the assets to be acquired. At the time of the transaction, the general partner of Cleveland Quarries, L.P. was Slate and Stone Corporation of American, Ltd., which held a one percent interest in the limited partnership.

         On November 22, 1996, TMT, Roulston Ventures, Ltd. ("Roulston Ventures") and the Company entered into a Share Purchase Option Agreement ("Agreement"). Pursuant to the terms of the Agreement, in the event that TMT or Roulston Ventures intends to sell all or any part of their common shares of the Company, the selling party shall first offer to the Company the opportunity to purchase such shares and, in the event that the Company declines to purchase such shares, shall offer such shares to the other party to the Agreement. Upon tender, the Company has 15 days within which to accept the offer before the shares will be made available to the other party to the Agreement. In the event that neither the Company nor the other party buys the shares, they may be sold to a third party.

         During the year ended December 31, 1996 the Company paid a total of $22,233 for expenses such as stationery and business supplies through TMT Masonry, Ltd., an affiliated company. At December 31, 1996, accounts payable to TMT Masonry, Ltd. totaled $9,735 and were satisfied in the ordinary course of business in 1997.

         On November 26, 1997, the Board unanimously approved (with Mr. Panzica abstaining) the award of a contract to Panzica Construction Company, of which Mr. Panzica is Executive Vice President, to construct a foundation for a new gang saw. The contract is for $62,142, and was selected by the Board from among three bids, of which Panzica Construction Company's was the lowest. The Board believes this contract was entered into on terms as favorable to the Company as would have been available from an unrelated party.

         The Company has adopted a policy whereby in the event that management recommends the Company, or any of its subsidiaries, enter into any business transactions with a related party, such transactions will be reviewed by a majority of the Board who are independent. In addition, if a Director is affiliated with the subject related party, that Director will abstain from voting on any such proposal.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STONE INDUSTRIES, INC.

By:  /s/ David Tyrrell
   ----------------------------------------
      David Tyrrell, President and
      Chief Executive Officer

Date: April 30, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By: /s/ David Tyrrell
                         ----------------------------------------------
                            David Tyrrell, President and
                            Chief Executive Officer (Principal Executive
                            Officer)
                      Date: April 30, 1998

                      By:  /s/ Enzo Costantino
                         ----------------------------------------------
                            Enzo Costantino, Treasurer and Director
                            (Principal Accounting Officer and Principal
                            Financial Officer)
                      Date: April 30, 1998

                      By: /s/ Thomas H. Roulston II
                         ----------------------------------------------
                            Thomas H. Roulston II, Chairman
                            of the Board
                      Date: April 30, 1998

                      By:  /s/ Glen Gasparini
                         ----------------------------------------------
                            Glen Gasparini, Director
                      Date: April 30, 1998

                      By:  /s/ Jacquita K. Hauserman
                         ----------------------------------------------
                            Jacquita K. Hauserman, Director
                      Date: April 30, 1998

                      By:  /s/ Michael J. Meier
                         ----------------------------------------------
                            Michael J. Meier, Secretary and Director
                      Date: April 30, 1998

                      By:  /s/ Timothy I. Panzica
                         ----------------------------------------------
                            Timothy I. Panzica, Director
                      Date: April 30, 1998