Form 10QSB
period 1998-03-31
AMERICAN STONE INDUSTRIES INC
filed 1998-05-13
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                         Commission file number 0-22375
                                                -------

                         American Stone Industries, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        13-3704099
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                      8705 Quarry Rd., Amherst, Ohio 44001
              ----------------------------------------------------
                    (Address of principal executive officer)

                                 (440) 986-4501
              ----------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,631,364
---------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
     March 31, 1998 and December 31, 1997 ..................................   1

Consolidated Statements of Income
     Three Months Ended March 31, 1998 and 1997 ............................   2

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1998 and 1997 ............................   3

Notes to Consolidated Financial Statements .................................   4

Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...................................   5

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................   7

Signatures .................................................................   8

Exhibit 27 Financial Data Schedule as required by Item 601(c) of Regulation S-B

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                      March 31,     December 31,
                                                        1998            1997
                                                     -----------    ------------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS
     Cash ........................................   $   121,955    $   144,443
     Accounts receivable .........................       447,708        462,703
     Inventory ...................................       828,414        797,758
     Prepaid expenses ............................        28,707         37,112
                                                     -----------    -----------
          Total Current Assets ...................     1,426,784      1,442,016
                                                     -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET - AT COST .....     2,376,843      2,107,823
                                                     -----------    -----------
OTHER ASSETS .....................................       218,893        211,450
                                                     -----------    -----------
                                                     $ 4,022,520    $ 3,761,289
                                                     ===========    ===========

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
     Notes payable, bank line of credit ..........   $   450,000    $   350,000
     Current portion of notes payable ............       151,154        126,480
     Accounts payable ............................       432,097        441,372
     Accrued liabilities .........................       160,304        174,053
                                                     -----------    -----------
          Total Current Liabilities ..............     1,193,555      1,091,905
                                                     -----------    -----------
LONG TERM LIABILITIES ............................       334,314         36,728
                                                     -----------    -----------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
     20 million shares authorized
     16,313,628 issued and outstanding
     at March 31, 1998 and December 31, 1997 .....        16,314         16,314
Additional capital ...............................     3,562,860      3,562,860
Retained earnings (deficit) ......................    (1,084,523)      (946,518)
                                                     -----------    -----------
                                                       2,494,651      2,632,656
                                                     -----------    -----------
                                                     $ 4,022,520    $ 3,761,289
                                                     ===========    ===========

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------

                                                       1998             1997
                                                    -----------      -----------
                                                    (Unaudited)      (Unaudited)
NET SALES ....................................       $ 464,846        $ 378,366

COST OF SALES ................................         412,420          357,345
                                                     ---------        ---------
GROSS PROFIT (LOSS) ..........................          52,426           21,021
SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES ...............................         177,594          163,870
                                                     ---------        ---------
(LOSS) FROM OPERATIONS .......................        (125,168)        (142,849)

OTHER INCOME (EXPENSE)
     Interest income .........................             966            6,015
     Interest expense ........................         (13,803)          (7,914)
                                                     ---------        ---------
                                                       (12,837)          (1,899)
                                                     ---------        ---------
(LOSS) BEFORE INCOME TAXES ...................        (138,005)        (144,748)
                                                     ---------        ---------
PROVISION FOR (RECOVERY OF)
     INCOME TAXES ............................              --               --
                                                     ---------        ---------
NET (LOSS) ...................................       $(138,005)       $(144,748)
                                                     =========        =========

NET (LOSS) PER COMMON SHARE ..................       $    (.08)       $    (.09)
                                                     =========        =========

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------

                                                        1998            1997
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss) ................................      $(138,005)      $(144,748)
                                                      ---------       ---------
     Noncash items included in income
          Depreciation and amortization ........         28,891          27,586
          Accounts receivable ..................         14,995         (47,627)
          Inventory ............................        (30,656)       (112,347)
          Prepaid expenses .....................          8,405          11,916
          Accounts payable - trade .............         (9,275)          4,646
          Accrued expenses .....................        (13,749)        (59,468)
                                                      ---------       ---------
               Total Adjustments ...............         (1,389)       (175,294)
                                                      ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES ..........       (139,394)       (320,042)

CASH FLOWS FROM INVESTING ACTIVITIES ...........       (305,314)         51,429

CASH FLOWS FROM FINANCING ACTIVITIES ...........        422,260        (365,891)
                                                      ---------       ---------
NET (DECREASE) INCREASE IN CASH ................        (22,448)       (634,504)

CASH - BEGINNING OF PERIOD .....................        144,443         983,713
                                                      ---------       ---------
CASH - END OF PERIOD ...........................      $ 121,955       $ 349,209
                                                      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
     INFORMATION
          Interest paid ........................      $  13,800       $   7,900
          Income taxes paid ....................      $     -0-       $     -0-

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1998
                                 --------------

NOTE A - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-SB for the year ended December 31, 1997.

NOTE B - RECLASSIFICATION
-------------------------

     Certain accounts related to the prior year have been reclassified to conform to the current year presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

     Net sales for the first quarter of 1998 was $464,846, up 23% when compared to the first quarter of 1997. The 1998 sales increase was primarily due to the continued success of the marketing department in establishing new distributors in promoting our material to a broader range of architects and contractors, as well as an increased volume of residential sales. The Company records most of its sales in the second and third quarters of the year. Demand for stone products is normally low in the first quarter in the Great Lakes market due to the cold weather.

     The gross profit (loss) percentage for the first quarter of 1998 of 11%, compared to 6% of the same period for the prior year, was improved due to the Company's cost-cutting efforts and better utilization of its resources.

     Selling and administrative expenses have continued to decline as a percentage of net sales due to nonrecurring legal, accounting and consulting costs in 1997 as a result of the Company's initial filings with the Securities and Exchange Commission.

     Net other expenses for the first quarter of 1998 was $12,837, compared to $1,899 for the first quarter of 1997. This was due to an increase in interest expense as a result of borrowings for the purchase of the new gang saw and for working capital.

     The net loss was $(138,005) for the first quarter of 1998 and $(144,748) for the first quarter of 1997. Losses are normally generated during the first quarter of the year and are primarily the result of the cold weather in the Great Lakes market and its lower demands for stone.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (The "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at March 31, 1998 and December 31, 1997 was $450,000 and $350,000 respectively.

     Management believes that the Company does not currently have, and is not expected to have within the next twelve (12) calendar months, any cash flow or liquidity problems. Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens or settlement obligations; however, there are accrued, unpaid and delinquent property taxes which are being brought current pursuant to a five-year payment plan with the applicable County.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      -------------------------------------

FORWARD-LOOKING STATEMENTS

     The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the building construction industry; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; and (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 American Stone Industries, Inc.                    (Registrant)
-----------------------------------------------------------------


Date: May 4, 1998                       /s/ David Tyrrell
      ------------------------------        ------------------------------------
                                            David Tyrrell, President


Date: May 4, 1998                       /s/ Enzo Costantino
      ------------------------------        ------------------------------------
                                            Enzo Costantino,
                                            Chief Financial Officer