Form 10QSB
period 1998-06-30
AMERICAN STONE INDUSTRIES INC
filed 1998-07-29
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----   OF 1934

                               For the quarterly period ended   June 30, 1998
                                                             ------------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from         to
                                                          ---------   ---------

                                       Commission file number      0-22375
                                                             ------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                               13-3704099
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                      8705 Quarry Rd., Amherst, Ohio 44001
--------------------------------------------------------------------------------
                    (Address of principal executive officer)

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
      YES     NO
 -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       1,631,364
-----------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997.............................................................1

Consolidated Statements of Income
         Three Months Ended June 30, 1998 and 1997
         Six Months Ended June 30, 1998 and 1997.........................................................2

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997.........................................................3

Notes to Consolidated Financial Statements...............................................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................5


PART II.   OTHER INFORMATION
----------------------------

Item 4.           Submission of Matters to a Vote of Security Holders....................................7

Item 6.           Exhibits and Reports on Form 8-K.......................................................7

Signatures        .......................................................................................8

Exhibit 27        Financial Data Schedule as required by Item 601(c) of Regulations S-B


                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                                   June 30,                  December 31,
Current Assets                                                                       1998                       1997
--------------                                                                    -----------                 ---------
                                                                                  (Unaudited)                 (Audited)
      Cash                                                                        $  193,207                $  144,443
      Accounts receivable                                                            564,362                   462,703
      Inventory                                                                      792,978                   797,758
      Prepaid expenses                                                                18,751                    37,112
                                                                                  ----------                ----------
          Total Current Assets                                                     1,569,298                 1,442,016
                                                                                  ----------                ----------
Property, Plant and Equipment, Net - At Cost                                       2,413,592                 2,107,823
--------------------------------------------                                      ----------                ----------

Other Assets                                                                         240,936                   211,450
------------                                                                      ----------                ----------


                                                                                  $4,223,826                $3,761,289
                                                                                  ==========                ==========



                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------
      Notes payable, bank line of credit                                          $  450,000                $  350,000
      Current portion of notes payable                                               151,154                   126,480
      Accounts payable                                                               332,030                   441,372
      Accrued liabilities                                                            191,725                   174,053
                                                                                  ----------                ----------
          Total Current Liabilities                                                1,124,909                 1,091,905
                                                                                  ----------                ----------

Long Term Liabilities                                                                416,750                    36,728
---------------------                                                             ----------                ----------



                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
      20 million shares authorized
      1,631,364 issued and
      outstanding at June 30, 1998
      and December 31, 1997                                                           16,314                    16,314
Additional capital                                                                 3,562,860                 3,562,860
Retained earnings (deficit)                                                         (897,007)                 (946,518)
                                                                                  ----------                ----------
                                                                                   2,682,167                 2,632,656
                                                                                  ----------                ----------

                                                                                  $4,223,826                $3,761,289
                                                                                  ==========                ==========

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------


                                                           Three Months Ended                           Six Months Ended
                                                                June 30,                                    June 30,
                                                         -----------------------                        ----------------
                                                       1998                 1997                  1998              1997
                                                       ----                 ----                  ----              ----
                                                 (Unaudited)          (Unaudited)           (Unaudited)       (Unaudited)
Net Sales                                          $861,228             $657,780            $1,326,074        $1,036,146
---------

Cost of Sales                                       464,117              356,881               876,537           714,226
-------------                                      --------             --------            ----------        ----------

Gross Profit                                        397,111              300,899               449,537           321,920
------------

Selling, General and Administrative
-----------------------------------
     Expenses                                       192,002              166,314               369,596           330,185
    ---------                                      --------             --------            ----------        ----------

Income (Loss) From Operations                       205,109              134,585                79,941            (8,265)
-----------------------------                      --------             --------            ----------        ----------

Other Income (Expense)
----------------------
      Interest income                                   607                2,760                 1,573             8,775
      Interest expense                              (18,200)              (2,849)              (32,003)          (10,762)
                                                   --------             --------            ----------        ----------
                                                    (17,593)                 (89)              (30,430)           (1,987)
                                                   --------             --------            ----------        ----------

Income (Loss) Before Income Taxes                   187,516              134,496                49,511           (10,252)
---------------------------------

Provision For (Recovery Of) Income
----------------------------------
      Taxes                                              -                    -                     -                 -
      -----                                        --------             --------            ----------        ----------

Net Income (Loss)                                  $187,516             $134,496            $   49,511        $  (10,252)
-----------------                                  ========             ========            ==========        ==========

Net Income (Loss) Per Common
----------------------------
      Share                                        $    .11             $    .08            $      .03        $     (.01)
      -----                                        ========             ========            ==========        ==========


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30,
                        ---------------------------------


                                                                           1998                            1997
                                                                           ----                            ----
                                                                        (Unaudited)                     (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
      Net Income (Loss)                                                  $  49,511                       $ (10,252)
                                                                         ---------                       ---------
      Noncash items included in income
          Depreciation and amortization                                     99,041                          55,426
          Accounts receivable                                             (101,659)                       (227,931)
          Inventory                                                          4,780                        (256,280)
          Prepaid expenses                                                  18,361                          36,713
          Accounts payable - trade                                        (109,342)                         31,833
          Accrued expenses                                                  17,672                         (88,922)
                                                                         ---------                       ---------

              Total Adjustments                                            (71,147)                       (449,161)
                                                                         ---------                       ---------

Net Cash Used In Operating Activities                                      (21,636)                       (459,413)
-------------------------------------


Cash Flows From Investing Activities                                      (434,296)                         84,054
------------------------------------


Cash Flows From Financing Activities                                       504,696                        (324,866)
------------------------------------                                     ---------                       ---------


Net Increase (Decrease) in Cash                                             48,764                        (700,225)
--------------------------------


Cash - Beginning of Period                                                 144,443                         983,713
--------------------------                                               ---------                       ---------


Cash - End of Period                                                     $ 193,207                       $ 283,488
--------------------                                                     =========                       =========


Supplemental Disclosure of Cash Flows
-------------------------------------
      Information
      -----------
          Interest paid                                                    $32,000                         $10,800
          Income taxes paid                                                $   -0-                         $   -0-



                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 1998
                                  -------------


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements of American Stone Industries, Inc. and its Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

      Net sales for the second quarter of 1998 were $861,228, up 31% when compared to the second quarter of 1997. For the six months ended June 30, 1998, net sales were $1,326,074 up 28% when compared to the same period in 1997. The 1998 sales increase was primarily due to the continued success of the marketing department in establishing new distributors in promoting our material to a broader range of architects and contractors, as well as an increased volume of residential sales. The Company records most of its sales in the second and third quarters of the year. Demand for stone products is normally low in the first quarter in the Great Lakes market due to the cold weather.

      The gross profit percentage for the second quarter of 1998 was 46%, the same when compared to the same period for the prior year. The gross profit percentage for the first six months ended June 30, 1998 was 34%, compared to 31% for the same period for the prior year. Production costs for the second quarter of 1998 were increased as a result of bringing the new gang saw online. However, those costs were offset by a nonrecurring gain of $82,907 as a result of a statewide rebate to employers from the Ohio Bureau of Workers' Compensation.

      Selling and administrative expenses have continued to decline as a percentage of net sales due to nonrecurring legal, accounting and consulting costs in 1997 as a result of the Company's initial filings with the Securities and Exchange Commission.

      Net other expenses for the second quarter of 1998 were $17,593, compared to $89 for the second quarter of 1997. For the first six months ended June 30, 1998, net other expenses were $30,430, compared to $1,987 for the same period for 1997. This was due to an increase in interest expense as a result of borrowings for the purchase of the new gang saw and for working capital.

      The net income was $187,516 for the second quarter of 1998 and $134,496 for the second quarter of 1997. For the six months ended net income was $49,511, compared to a net loss of $(10,252) for the same period of 1997. Losses are normally generated during the first quarter of the year and are primarily the result of the cold weather in the Great Lakes market and its lower demands for stone.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (The "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at June 30, 1998 and December 31, 1997 was $450,000 and $350,000 respectively.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on June 24, 1998. At the Annual Meeting, the Company's Stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                                                    For          Against           Abstain
                                                                    ---          -------           -------
Enzo Constantino                                                964,670              -              13,780
Glen Gasparini                                                  964,670              -              13,780
Jacquita K. Hauserman                                           963,690              -              14,760
Michael J. Meier                                                964,690              -              13,760
Timothy I. Panzica                                              963,690              -              14,760
Thomas H. Roulston II                                           964,690              -              13,760

      Additional proposals were voted upon at the Annual Meeting and the number of votes cast for, against and abstentions with respect to each were as follows:

                                                                    For          Against           Abstain
                                                                    ---          -------           -------
Amendment to the Certificate of
Incorporation to complete the May, 1997
reverse stock split of the common stock                         973,649            3,724             1,077

Ratification of all actions related
to the exchange by holders of common
stock of each share of common stock
for one-tenth of a share of common stock                        906,635            4,724             1,077

Approval and adoption of the American
Stone Industries, Inc.   1998 Management
Stock Option Plan                                               895,420           16,919                97

Approval and adoption of the American
Stone Industries, Inc. 1998 Non-Employee
Director Stock Option Plan.                                     892,630           18,559             1,247

      For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: July 29, 1998                      /s/ DAVID TYRRELL
      -------------                      ------------------------
                                         David Tyrrell, President


Date: July 29, 1998                      /s/ ENZO CONSTANTINO
      -------------                      ---------------------------------
                                         Enzo Constantino, Chief Financial
                                         Officer