Form 10QSB
period 1998-09-30
AMERICAN STONE INDUSTRIES INC
filed 1998-11-13
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---     OF 1934

                               For the quarterly period ended September 30, 1998
                                                              ------------------
       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
                               For the transition period from _______ to _______

                               Commission file number __________________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  X  YES     NO
                                                          ---     ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
    YES     NO
---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,716,364
                                          -------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------
  Item 1. Financial Statements
    Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997........................................................1

    Consolidated Statements of Income
         Three Months Ended September 30, 1998 and 1997
         Nine Months Ended September 30, 1998 and 1997...................................................2

    Consolidated Statements of Cash Flows
         Nine  Months Ended September 30, 1998 and 1997..................................................3

    Notes to Consolidated Financial Statements...........................................................4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................................5 - 7


PART II.   OTHER INFORMATION
----------------------------

Item 2.      Changes in Securities and Use of Proceeds...................................................8

Item 6.      Exhibits and Reports on Form 8-K............................................................8

Signatures   ............................................................................................9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                                 September 30,             December 31,
                                                                                     1998                      1997
                                                                                 -------------             ------------
Current Assets                                                                    (Unaudited)                 (Audited)
--------------
      Cash                                                                        $  353,312                $  144,443
      Accounts receivable                                                            652,491                   462,703
      Inventory                                                                      820,613                   797,758
      Prepaid expenses                                                                15,249                    37,112
                                                                                  ----------                ----------
          Total Current Assets                                                     1,841,665                 1,442,016
                                                                                  ----------                ----------

Property. Plant and Equipment, Net - At Cost                                       2,486,667                 2,107,823
--------------------------------------------                                      ----------                ----------

Other Assets                                                                         250,360                   211,450
------------                                                                      ----------                ----------
                                                                                  $4,578,692                $3,761,289
                                                                                  ==========                ==========


                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------
      Notes payable, bank line of credit                                         $   450,000                $  350,000
      Current portion of notes payable                                               151,154                   126,480
      Accounts payable                                                               416,524                   441,372
      Accrued liabilities                                                            108,728                   174,053
                                                                                  ----------                ----------
          Total Current Liabilities                                                1,126,406                 1,091,905
                                                                                  ----------                ----------

Long Term Liabilities                                                                468,083                    36,728
---------------------                                                             ----------                ----------


                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
      20 million shares authorized
      1,716,364 and 1,631,364 issued and
      outstanding at September 30, 1998
      and December 31, 1997, respectively.                                            16,399                    16,314
Additional capital                                                                 3,835,275                 3,562,860
Retained earnings (deficit)                                                         (867,471)                 (946,518)
                                                                                  ----------                ----------
                                                                                   2,984,203                 2,632,656
                                                                                  ----------                ----------

                                                                                  $4,578,692                $3,761,289
                                                                                  ==========                ==========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------


                                               Three Months Ended                    Nine Months Ended
                                                  September 30,                        September 30,
                                               ------------------                    -----------------
                                                1998              1997              1998              1997
                                                ----              ----              ----              ----
                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net Sales                                $   872,286       $   567,877       $ 2,198,360       $ 1,604,023
---------

Cost of Sales                                628,573           327,982         1,505,110         1,042,208
-------------                            -----------       -----------       -----------       -----------

Gross Profit                                 243,713           239,895           693,250           561,815
-----------

Selling, General and Administrative
-----------------------------------
     Expenses                                194,197           203,009           563,793           533,194
     --------                            -----------       -----------       -----------       -----------
Income From Operations                        49,516            36,886           129,457            28,621
----------------------                   -----------       -----------       -----------       -----------

Other Income (Expense)
----------------------
      Gain on sale of property                 5,753                 -             5,753                 -
      Interest income                            756             4,741             2,329            13,516
      Interest expense                       (26,489)          (10,079)          (58,492)          (20,841)
                                         -----------       -----------       -----------       -----------
                                             (19,980)           (5,338)          (50,410)           (7,325)
                                         -----------       -----------       -----------       -----------

Income (Loss) Before Income Taxes             29,536            31,548            79,047            21,296
---------------------------------

Provision For Income Taxes                         -                 -                 -                 -
--------------------------               -----------       -----------       -----------       -----------

Net Income                               $    29,536       $    31,548       $    79,047       $    21,296
----------                               ===========       ===========       ===========       ===========

Net Income Per Common Share
---------------------------
      Basic                              $       .02       $       .02       $       .05       $       .01
                                         ===========       ===========       ===========       ===========
      Diluted                            $       .02       $       .02       $       .05       $       .01
                                         ===========       ===========       ===========       ===========





                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------


                                                                                        1998                 1997
                                                                                        ----                 ----
                                                                                     (Unaudited)         (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
      Net Income (Loss)                                                              $   79,047          $    21,296
      Noncash items included in income
           Gain on sale of property                                                      (5,753)               -
           Depreciation and amortization                                                140,946               84,905
           Accounts receivable                                                         (189,788)            (147,237)
           Inventory                                                                    (22,855)            (295,427)
           Prepaid expenses                                                              21,863               36,713
           Accounts payable - trade                                                     (24,848)             (10,549)
           Accrued expenses                                                             (65,325)            (107,351)
                                                                                      ----------           ---------
               Total Adjustments                                                       (145,760)            (438,946)
                                                                                      ---------            ---------

Net Cash Used In Operating Activities                                                   (66,713)            (417,650)
-------------------------------------

Cash Flows From Investing Activities                                                   (552,947)              48,381
------------------------------------

Cash Flows From Financing Activities                                                    828,529              105,609
------------------------------------                                                   --------           ----------

Net Increase (Decrease) in Cash                                                         208,869             (263,660)
--------------------------------

Cash - Beginning of Period                                                              144,443              983,713
--------------------------                                                            ---------            ---------
Cash - End of Period                                                                  $ 353,312            $ 720,053
--------------------                                                                  =========            =========


Supplemental Disclosure of Cash Flows
-------------------------------------
      Information
      -----------
           Interest paid                                                              $  58,500            $  20,900
           Income taxes paid                                                          $     -0-            $     -0-





                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 1998
                               ------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements of American Stone Industries, Inc. and its Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - RECLASSIFICATION
-------------------------

      Certain accounts related to the prior year have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the third quarter of 1998 were $872,286, up 54% when compared to the third quarter of 1997. For the nine months ended September 30, 1998, net sales were $2,198,360, up 37% when compared to the same period in 1997. The 1998 increase was primarily due to strong sales of custom stone fabrication in the Architectural and Restoration markets as well as growing demand for slab and patio stone from the Company's distributors. The Company records most of its sales in the second and third quarters of the year. Losses are normally generated during the first quarter of the year and are primarily the result of the cold weather in the Great Lakes market and its lower demands for stone.

      The gross profit percentage for the third quarter of 1998 was 28%, compared to 42% for the same period for the prior year. The gross profit percentage for the first nine months ended September 30, 1998 was 32%, compared to 35% for the same period for the prior year. Production costs for the third quarter continue to be high as the Company continues to use outmoded equipment to fill increasing number of orders. As a result, the Company ordered three new machines that are expected to be operational by the end of the first quarter of 1999.

      Selling and administrative expenses have continued to decline as a percentage of net sales due to nonrecurring legal, accounting and consulting costs in 1997 as a result of the Company's initial filings with the Securities and Exchange Commission.

      Net other expenses for the third quarter of 1998 were $19,980, compared to $5,338 for the third quarter of 1997. For the first nine months ended September 30, 1998, net other expenses were $50,410, compared to $7,325 for the same period for 1997. This was due to an increase in interest expense as a result of borrowings for the purchase of the new gang saw and for working capital.

      The net income was $29,536 for the third quarter of 1998 and $31,548 for the third quarter of 1997. For the nine months ended September 30, 1998 net income was $79,047, compared to $21,296 for the same period of 1997.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (The "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at September 30, 1998 and December 31, 1997 was $450,000 and $350,000 respectively.

      Management believes that the Company does not currently have, and is not expected to have within the next twelve (12) calendar months, any cash flow or liquidity problems. Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens or settlement obligations.

FORWARD-LOOKING STATEMENTS

      The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the building construction industry; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital; and (h) disruption to the operations of the Company caused by Year 2000 issues.

YEAR 2000 READINESS DISCLOSURE

      The Year 2000 issues - software, hardware or an embedded chip that does not correctly process date information for years after 1999 - results from the practice of storing date information with only the last two digits of the year. The Year 2000 issue affects virtually all companies and organizations, including government agencies, utilities and other basic service providers, which are outside the Company's control. Like most business enterprises, the Company is taking steps to identify and address the potential effects of the Year 2000 issue.

      The Company has initiated an internal review of Year 2000 issues, which addresses (i) internal information technology ("IT") systems such as any hardware and software used to process daily operational data and information;
(ii) non-IT systems or embedded technology such as micro-controllers; and (iii) the Year 2000 compliance of key service providers and customers.

      The Company utilizes standard non-customized hardware and software in its IT systems. To the extent such hardware or software is not Year 2000 compliant, management believes that the disruption to the operations of the Company and the cost of replacement of the hardware or software would be minimal. In addition, the Company has evaluated the impact of the Year 2000 issue on the Company's non-IT systems and believes the Company's operations will not be materially adversely impacted by non-compliant non-IT systems.

      The Company is in the process of evaluating the impact of Year 2000 issues on key third parties. The Company has recently requested assurances from its electrical power supplier and its largest customer that such parties are Year 2000 compliant. To the extent such parties are not Year 2000 compliant, the Company's operations or business may be materially adversely impacted. Substantial interruption of electrical power supplied to the Company's operating quarries due to the electrical power supplier's failure to achieve Year 2000 compliance has been identified as having the greatest potential adverse impact. In such an event, the Company would need to seek alternative sources of electrical power to meet the demands of the quarry operations. Management believes that to the extent other service providers are not Year 2000 compliant, such services may be obtained from other sources with minimal disruption to the operations of the Company.

      To date, the Company has spent approximately $5,000 in evaluating the impact of Year 2000 on the operations of the Company and expects future costs to be minimal.

      Although the Company expects to be Year 2000 compliant, statements with regard to such expectations are subject to various factors that may materially affect the Company's Year 2000 compliance efforts. These factors include the ability to detect, locate and correct system codes and the failure of key third parties to achieve Year 2000 compliance. The Company has taken actions that it believes are appropriate and reasonable to determine the readiness of third parties; however, it must in part rely on representations made by such third parties.

                           PART II. OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)      Recent Sales of Unregistered Securities.

               On August 4, 1998, the Company issued 25,000 shares of Common Stock, par value $.001 per share (the "Common Stock"), to Suncrest Management Services, S.A. ("Suncrest") pursuant to the exercise of an option granted to Suncrest by the Company to purchase 25,000 shares of Common Stock at a per share exercise price of $2.50. The aggregate consideration received by the Company in connection with the exercise of the option was $62,500. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

               On September 30, 1998, the Company issued 60,000 shares of Common Stock to Roulston Ventures Limited Partnership in a private placement transaction for an aggregate purchase price of $210,000, or $3.50 per share. The per share purchase price was based on the closing price of the Common Stock on September 29, 1998 as reported on the Nasdaq Bulletin Board. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

EXHIBIT
   NO.         DESCRIPTION
-------        -----------


      3.1 Certificate of Amendment to the Certificate of Incorporation of American Stone Industries, Inc.

      10.1     The American Stone Industries, Inc. 1998 Management Stock Option
               Plan

      10.2 The American Stone Industries, Inc. 1998 Non-Employee Director Stock Option Plan

      27.1     Financial Data Schedule


      (b)      Reports on Form 8-K

               There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: November 13, 1998               /s/ David Tyrrell
      ------------------------        ------------------------------------------
                                      David Tyrrell, President


Date: November 13, 1998               /s/ Enzo Constantino
      ------------------------        ------------------------------------------
                                      Enzo Constantino, Chief Financial Officer