Form 10KSB
period 1998-12-31
AMERICAN STONE INDUSTRIES INC
filed 1999-03-31
CIK 907033

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended                                      December 31, 1998
                          ------------------------------------------------------
                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_____________ to__________

                         Commission file number 0-22375
                                                --------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                     13-3704099
---------------------------------------------          -------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       (Identification No.)

       8705 Quarry Road, Amherst, Ohio                          44001
---------------------------------------------          -------------------------
    (Address of Principal Executive Offices)                (Zip Code)

                                 (440) 986-4501
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
    Title of Each Class                               on Which Registered
    -------------------                               -------------------

               N/A                                            N/A
----------------------------------           -----------------------------------

----------------------------------           -----------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Issuer's revenues for its most recent fiscal year:   $3,221,762

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $5,483,357, computed on the basis of the last reported sale price per share ($7.125) of such stock on the Nasdaq Bulletin Board. For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock outstanding as of March 15, 1999 was 1,716,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB Reference                                     Documents
---------------------                                     ---------

Part III (Items 9, 10, 11 and 12)            Portions of the Registrant's
                                             Definitive Proxy Statement to be
                                             used in connection with its Annual
                                             Meeting of Stockholders to be held
                                             on June 23, 1999.

         Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 1998.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

General.

                  American Stone Industries, Inc. ("ASI" or the "Company") is a holding company that conducts its business through its two wholly-owned subsidiaries, American Stone Corporation ("ASC") and Tyrrell Stone Design, Ltd. ("Tyrrell"). ASC quarries, purchases and sells stone for use in the building construction industry. Tyrrell provides design services to architects and stone processing centers and serves as the Company's Canadian sales office. ASC produces two types of natural stone: (1) dimensional stone, which is natural stone that is cut to size as specified in architectural designs and is primarily used as architectural accents to buildings, although dimensional stone is also used for funeral monuments, landscape and ornamental objects; and (2) construction stone, which is natural stone primarily used for road base, back fill and erosion control.

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

American Stone Corporation.

                  ASC is a Delaware corporation, which was incorporated in 1992. ASC accounts for about 74% of the Company's revenue, and about 96% of its assets. The balance of the assets are cash and other liquid assets owned by ASI and Tyrrell. ASC acquired the operating assets of Cleveland Quarries, L.P. in February 1996, and thereafter began operating the 145-year old quarry situated near Amherst, Ohio known as the "Cleveland Sandstone Quarries" (the "Cleveland Quarries"). Consisting of an estimated 300,000,000 cubic feet of reserve deposits located on over 1,000 acres of ASC-owned property, management of the Company ("Management") believes, based upon various industry reports and surveys since the initial discovery in 1853, that the Cleveland Quarries are among the World's largest sandstone quarries.

The Business of ASC.

                  ASC quarries, purchases and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce sandstone, which is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized throughout Ohio, the United States and Canada in such products as the following:

                  Facility/
                  Building                                      Location                           Date
                 ---------                                     ---------                           ----
The John Hancock Building                      Boston, Mass.  (U.S.A.)                      1948
U.S. Post Office                               Cleveland, Ohio (U.S.A.)                     1934
Parliament Building                            Ottawa, Ontario (Canada)                     1865
                                                                                            (rebuilt 1917)
City Hall                                      Buffalo, New York (U.S.A.)                   1930
U.S.  Bankruptcy Court                         Little Rock, Ark. (U.S.A.)                   1918
Oberlin College Campus                         Oberlin, Ohio (U.S.A.)                       1885-1943
Osgoode Hall -- Law courts of                  Toronto, Ontario (Canada)                    1857
Upper Canada
NHL Hockey Hall of Fame                        Toronto, Ontario (Canada)                    1885
County Courthouse                              Savannah, Ga. (U.S.A.)                       1889
St. James Cathedral                            Toronto, Ontario (Canada)                    1853
University of Pennsylvania                     Philadelphia, Penn. (U.S.A.)                 1874-1910

                  Berea Sandstone has been used in the construction of numerous additional facilities over the past 100 years, including government buildings, banks, churches and prestigious private residential dwellings throughout the United States and Canada. One of the most current personal residences of note is that of Mr. William Gates in Seattle, Washington.

Industry Structure.

                  All natural stone products go through several stages prior to final consumption. The various stages can be defined as follows: (1) Quarrying, which is the extraction of large blocks of stone; (2) Primary Processing, which involves sawing the large blocks into smaller blocks or large slabs; (3) Secondary Processing, which is the conversion of smaller blocks or slabs into finished product; and (4) Installation, which involves assembling and installing finished product. ASC owns and operates its own quarries. ASC is also a primary processor, as the Company owns and operates its own slabbing mills. In addition, the Company has its own secondary processing mill. All three processes are performed at the ASC's South Amherst location in Ohio.

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

                  The primary and secondary processing segments are the most mechanized and therefore the most capital intensive. The machinery can be very sophisticated and very expensive. There have been major advancements in quarry technology, and these operations are also becoming very capital intensive. These expenses have been a barrier to entry into these segments of the industry for many and, for those that have failed to keep up, it has been a factor creating adverse consequences.

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

                               QUARRY TO END-USER

                  |----------------  Quarry   -----------------|
                  |                -----------                 |
                  V                                            V
          Secondary Processor                          Primary Processor
       --------------------------                 ------------------------
                  |                                            |
                  |---------------} Installer {----------------|
                                   -----------

                  |----------  General Contractor   -----------|
                  |          -----------------------           |
                  V                                            V
              Architect                                   Distributor
           --------------                               ---------------
                  |                                            |
                  |-------------}   Designer  {----------------|
                                 -------------
                                       |
                                       V
                                Purchasing Agent
                              ---------------------
                                       |
                                       V
                                    End-User
                                  -------------

                  For the period from 1996 to 1998, the Company's annual production of natural stone was as follows:

                  Raw dimensional stone:
                  ----------------------
                                            (tons)
                  1996                       8,460
                  1997                       9,566
                  1998                      10,696

                  Management currently intends to target the following segments after expanding the sales of its Berea Sandstone:

                  Building Stone:
                  ---------------

                   -  Slabs    Ashlar        Landscaping
                   -  Sills    Patio Stone   Tile
                   -  Steps    Wallstone     Cutstone    Restoration (Cut Stone)

                  Specialty Products:
                  -------------------

                   -  Cores (Oil & Gas Research)     Grindstones
                   -  Breakwater Stone               Ornamental

Employees.

                  ASC has approximately 51 full-time employees, of which about 45 are hourly. The average hourly wage of the quarry personnel is less than ten dollars per hour. The quarries are situated in geographic regions that have a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, ASC has a positive relationship with its employees.

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

                  ASC intends to compete within this environment utilizing a strategy that embodies the following:

                  * Ownership of what Management believes to be one of the largest sandstone reserves in the world, which assures that ASC has access to the raw material;

                  * Access to a large supply of fresh water through various on-site wells, which will assist in the conversion to diamond technology;

                  * A strategic geographic location from which the Company can serve about 66% of the domestic United States market within a 500 mile radius from the quarries;

                  *        Low cost of raw materials; and

                  * Low cost provider, which is attributable, in part, to ASC's access to a large labor pool.

Marketing by ASC.

                  The marketing of ASC products from Ohio is primarily done through an in-house salaried sales staff. In addition, ASC is represented by 32 distributors in 14 States and Provinces who deal directly with the end-user by purchasing products from ASC at discounted rates and selling them to the end-user at a markup.

                  The Company's historical market has been the United States and Canada. Within the United States, the Midwest and Northeast regions have traditionally accounted for more than 80% of the sales in the United States. In Canada, sales have occurred almost exclusively in the Provinces of Ontario, Quebec and British Columbia. The Company's objective is to develop a world-wide market with primary emphasis upon the warmer weather sections of the United States. Costs of transportation become more relevant when the construction site is more than 500 miles from the quarries.

Business Strategy of ASC.

                  ASC intends to expand its current market and financial base through a business strategy that focuses on:

                  * Dedication to the core business of ASC, i.e., the Cleveland Quarries;

                  * Development of ancillary assets, i.e., the sale, lease or joint venture of surplus or nonessential lands; and

                  * Selective acquisition of compatible assets or businesses.

Backlog.

                  As of December 31, 1998, ASC's backlog of orders was $1,029,022, as compared to a backlog of $551,942 for the period ending December 31, 1997. The Company is careful not to generate too large of a backlog of orders to assure that commitments can be fulfilled and to avoid supply problems.

                  In order to reduce the backlog of orders, the Company purchased a second Gaspari Menotti gang saw and two computerized Zambon bridge saws, all of which should be operational by the end of the second quarter of 1999.

                  In the opinion of Management, the increase in the Company's backlog is a positive reflection of Management's efforts to stimulate incremental improvement in marketing efforts, particularly among new distributors of products in Michigan, Connecticut, Ohio, Pennsylvania, Colorado, Tennessee, West Virginia, New Mexico and Washington in the United States and Ontario, British Columbia, and Quebec in Canada.

Seasonality.

                  ASC's sales are cyclical in nature. Historically, the Company's sales have been highest during the second and third quarters, which usually account for more than 70% of the fiscal year's sales. However, due to increased sales during the Company's fourth quarter, sales for the second and third quarters of fiscal year 1998 accounted for only 54% of the fiscal year's sales. The first quarter typically has the lowest sales due to inclement weather in the Northern Ohio region and the difficulty of operating a quarry in such an environment.

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

                  Due to its quarry operations, ASC is also subject to certain more specific statutes, rules and regulations, the most significant of which include:

                  * Mines Safety and Health Act ("MSHA"), which mandates certain safety rules and regulations governing mining operations.

                  * Occupational Safety and Health Act of 1970 ("OSHA"), which requires that the Company provide its employees with a safe workplace.

                  * Resource Conservation and Recovery Act of 1976 ("RCRA"), which prohibits the transportation and/or disposal of "hazardous waste" except pursuant to certain standards.

                  * The Department of Transportation, which adopts regulations governing the safe transportation of goods over interstate highways.

                  In the opinion of Management, ASC is in compliance with all applicable regulations. Material changes in these regulations or the adoption of new regulations could have a material impact on the operations of ASC.

Research and Development.

                  In the fiscal years ended December 31, 1998 and 1997, there were no research and development expenses.

Methods Of Distribution And Costs Of Transportation.

                  All of the stone is shipped via flatbed truck. The current trucking rate is approximately $0.15 per mile per load. This allows the Company to ship to 2/3 of the population of the United States and Canada at an average of $1.00 per cubic foot. Customers are generally charged for shipping. Customs duties between Canada and the United States are minimal.

Tyrrell Stone Design.

                  ASI agreed to acquire Tyrrell in February 1996 and closed the acquisition on May 23, 1996 in exchange for 20,000 shares of Common Stock, $.001 par value per share (the "Common Stock"), of the Company. In accordance with the share purchase agreement, the value assigned for the shares was the closing price on the date of acquisition, or $8.00 per share. Tyrrell, as a wholly-owned subsidiary of ASI, provides sales in Canada as the Canadian arm of the Company.

                  Tyrrell provides design drawings to architects and stone processing centers throughout North America. Through this acquisition, ASC has expanded the scope and magnitude of services that it can offer to customers and has become more involved in the design phase of projects, thereby being in a position to suggest the use of Berea Sandstone as part of a project. Tyrrell is also the main distributor in Canada of the Company's products.

                  The revenue of Tyrrell is limited to job bills and mark-up on stone sales. Tyrrell has four full-time employees. All work is performed in Toronto, Canada. For the twelve months ending December 31, 1998, Tyrrell's revenue was approximately 26% of the aggregate revenue of ASC.

                  The assets of Tyrrell include computers and office equipment for its drafting services and stone inventory for sale in the Canadian market.

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

                  In August 1996, the Company issued 400,000 shares of its Common Stock, representing 25% of the Company's total voting power, to Roulston Venture Partners, Ltd. The sale provided the Company with working capital and access to a Board of Directors of sophisticated business people.

                  In September 1998, the Company issued 60,000 shares of its Common Stock to Roulston Venture Partners, Ltd. The proceeds from the sale of the shares were used to acquire new equipment for the Company.

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

                  In summary, Management projects that the property has a total estimated dimensional stone reserve of 336 million cubic feet. In fiscal 1998, the Company extracted 149,601 cubic feet of dimensional stone and sold 85,655 cubic feet. In fiscal 1997, the Company extracted 133,797 cubic feet of dimensional stone and sold 67,282 cubic feet.

                  The parcel in Erie County is in Birmingham Township, and is strictly a quarry operation (the "Birmingham Quarry"). Dimensional stone reserve estimates were projected to be 126 million cubic feet based on a deposit of at least 30 acres indicated by topographic studies. The Birmingham Quarry yields both Gray and Buff Sandstone with a higher compressive strength than that of the quarries located in the main parcel. The main parcel is in Amherst Township (Lorain County) and is the site of numerous quarries, the mills and offices. The main parcel fronts the Ohio State Turnpike approximately twenty minutes west of downtown Cleveland. The Company estimates that the property contains 210 million cubic feet of dimensional stone and 21 million cubic feet of construction stone. Many of the quarries on this section of land are currently unused and dormant. The same stone that has been used in thousands of applications around the country is still available for renovation, restoration and expansion of existing buildings. All of the properties have permits for use as quarries and all permits are in good standing. The Birmingham property also contains a supply of natural gas, which is leased to a local utility.

The following is a list of the main buildings on the property:

        MILL #                 SIZE S.F.             YEAR BUILT             CURRENT USE             FUTURE USE
        ------                 ---------             ----------             -----------             ----------
           3                    18,175                  1946                 Processing             Processing

           6                    45,000                  1923                  Storage               Processing

           8                    44,165                  1926                Gang Sawing             Gang Sawing

   Office & Showroom            11,305                  1900             Office & Showroom       Office & Showroom

                  ASC's ownership of the two parcels in Ohio is subject to a mortgage between ASC and FirstMerit Bank, N.A. in the principal amount of $1,278,000 to secure borrowings under a line of credit of up to $750,000 and promissory notes in the amount of $528,000.

Equipment.

                  ASC's equipment consists of saws, cranes, trucks, tow motors, grinders, stone cutting equipment and haul tools. Older equipment is in the process of being overhauled, upgraded and replaced with new equipment.

ITEM 3. LEGAL PROCEEDINGS.

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 15, 1999.

           NAME                AGE                                       POSITION
           ----                ---                                       --------
Enzo Costantino                 37     Enzo Costantino has served as Treasurer of the Company and as a Director since 1996. Mr. Costantino has been Secretary and Treasurer of TMT since
                                       1994. Prior to joining TMT, Mr. Costantino was the controller of Daicon
                                       Contractors, a general contractor located in Toronto, Ontario, from 1989 to
                                       1994, and the cost accounting manager for Canada Packers, a meat processor located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier                44     Michael J. Meier has served as Secretary of the Company and as a Director since  1996. Mr. Meier was Vice President, Chief Financial Officer,
                                       Secretary and Treasurer of Defiance,  Inc. from 1990 until February 1999, when  Defiance, Inc. was  purchased  by The General Chemical Group Inc.
                                       (NYSE:GCG). Defiance, Inc. is a supplier of tooling systems, testing services, specialty anti-friction bearings and precision-machined products to the U.S. transportation industry, with headquarters in Cleveland, Ohio.

David Tyrrell                   38     David Tyrrell has served as President and Chief Executive Officer of the
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

Year Ended December 31, 1997                                  High Bid            Low Bid
----------------------------                                  --------            -------

First Quarter........................................          $8.750             $4.375

Second Quarter.......................................          16.250              3.750

Third Quarter........................................           5.250              3.125

Fourth Quarter.......................................           5.50               1.750


Year Ended December 31, 1998                                  High Bid            Low Bid
----------------------------                                  --------            -------

First Quarter........................................          $3.3125             $1.75

Second Quarter.......................................           4.375              3.00

Third Quarter........................................           4.00               3.00

Fourth Quarter.......................................          3.6875              1.875

                  As of March 15, 1999, there were approximately 101 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support growth.

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

COMPANY OVERVIEW
----------------

Total Revenue
-------------

                  Total revenue increased by $1,043,555, or by 48% from $2,178,207 in 1997 to $3,221,762 in 1998. Sales growth in 1998 was propelled by continued strong demand from the high-end residential construction market, where the Company supplies stone facing, custom fabrication and landscaping stone. Additionally, late in 1998, revenues began from several commercial construction contracts awarded to the Company during the second half of 1998.

Gross Profit
------------

                  Gross profit increased by $336,658 or almost 44.3% from $760,455 in 1997 to $1,097,113 in 1998. Gross margin as a percentage of sales decreased from 35% in 1997 to 34% in 1998. The Company's new Gang Saw, which was introduced early in 1998, did not become an effective part of operations until the end of the third quarter. As a result, stock items needed to service the Company's growing number of customers were produced on less cost effective machines until the new technology could take over. Gross profit benefited from a nonrecurring gain of $82,907 during the second quarter of 1998 from a statewide rebate to employers from the Ohio Bureau of Workers' Compensation.

Selling General and Administrative Expenses
-------------------------------------------

                  Selling, general and administrative expenses increased by $169,402 or 24% from $719,497 in 1997 to $888,899 in 1998. As a percentage of total revenue, selling, general and administrative expenses decreased by 5%.

Other Income (Expense)
----------------------

                  Interest expense increased from $46,135 in 1997 to $88,170 in 1998. Long-term debt increased by $577,564 in 1998 to finance new equipment purchases. Interest income declined from $17,183 in 1997 to $4,203 in 1998.

Income
------

                  Net income of the Company for fiscal 1998 was $124,247, compared to net income of $7,106 in fiscal 1997.

Cash Flow and Liquidity
-----------------------

                  The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate (7.75% and 8.5% at December 31, 1998 and 1997, respectively). Borrowings under the Credit Agreement are secured by substantially all of the real estate, inventory and equipment of the Company. The outstanding balance at December 31, 1998 and 1997 was $450,000 and $350,000 respectively.

                  Cash flow activity for fiscal 1998 and 1997 is presented in the Consolidated Statements of Cash Flows. During fiscal 1998, cash in the amount of $220,900 was used in operating activities primarily to increase trade receivables and for working capital purposes.

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

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue -- software, hardware or an embedded chip that does not correctly process date information for years after 1999 -- results from the practice of storing date information with only the last two digits of the year. The Year 2000 issue affects virtually all companies and organizations, including government agencies, utilities and other basic service providers, which are outside the Company's control. Like most business enterprises, the Company is taking steps to identify and address the potential effects of the Year 2000 issue.

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio


       We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                  Hobe & Lucas


Independence, Ohio
February 12, 1999

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

                                            ASSETS
                                                                                1998              1997
                                                                         -----------       -----------
Current Assets
    Cash and cash equivalents                                            $   196,942       $   144,443
    Accounts receivable, net of allowance for
     doubtful accounts of $15,025 - 1998 and
     $9,967 - 1997 820,271                                                   462,703
    Prepaid expenses                                                          30,414            37,112
    Inventory                                                                812,224           797,758
                                                                         -----------       -----------
           Total current assets                                            1,859,851         1,442,016
                                                                         -----------       -----------

Property, Plant and Equipment, Net                                         2,652,704         2,107,823
                                                                         -----------       -----------

Other Assets
    Intangibles, Net of amortization                                         188,185           196,334
    Restricted cash11,670                                                     11,116
    Deposits                                                                   1,000             4,000
                                                                         -----------       -----------
                                                                             200,855           211,450
                                                                         -----------       -----------
                                                                         $ 4,713,410       $ 3,761,289
                                                                         ===========       ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Bank line of credit                                                  $   450,000       $   350,000
    Current portion of notes payable                                         228,813           126,480
    Accounts payable                                                         402,344           441,372
    Accrued and withheld payroll
      and payroll taxes                                                       72,445            27,388
    Accrued liabilities                                                      118,446           146,665
                                                                         -----------       -----------

           Total Current Liabilities                                       1,272,048         1,091,905
                                                                         -----------       -----------

Long Term Liabilities
    Notes payable                                                            411,959            36,728
                                                                         -----------       -----------

Stockholders' equity
    Common stock, $.001 par value
       20 million shares authorized
       1,716,364 - 1998 and 1,631,364 - 1997
       shares issued and outstanding                                           1,716             1,631
    Additional paid-in capital                                             3,849,958         3,577,543
    Accumulated deficit                                                     (822,271)         (946,518)
                                                                         -----------       -----------
                                                                           3,029,403         2,632,656
                                                                         -----------       -----------
                                                                         $ 4,713,410       $ 3,761,289
                                                                         ===========       ===========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

                                                   1998              1997
                                              -----------       -----------
Sales                                         $ 3,221,762       $ 2,178,207


Cost of goods sold                              2,124,649         1,417,752
                                              -----------       -----------


Gross profit                                    1,097,113           760,455
                                              -----------       -----------


Selling and administrative expenses               888,899           719,497
                                              -----------       -----------


Income from operations                            208,214            40,958
                                              -----------       -----------


Other Income/(Expense)
    Interest income4,203                           17,183
    Interest expense                              (88,170)          (46,135)
                                              -----------       -----------
                                                  (83,967)          (28,952)
                                              -----------       -----------


Income before provision for income taxes          124,247            12,006


Provision for income taxes                           --               4,900
                                              -----------       -----------


Net income                                    $   124,247       $     7,106
                                              ===========       ===========


Net income per Common Share
    Basic                                     $       .07       $       .00
                                              ===========       ===========
    Diluted                                   $       .07       $       .00
                                              ===========       ===========


                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                      Common Stock
                                                   -----------------     Additional                           Total
                                       Issued                             Paid-In        Accumulated      Stockholders'
                                       Shares          Par Value          Capital           Deficit          Equity
                                    -----------       -----------       -----------      -----------       -----------
Balance, January 1, 1997             16,313,628       $    16,314       $ 3,562,860      $  (953,624)      $ 2,625,550

Shares retired in ten to one
 reverse stock split effective
 May 30, 1997                       (14,682,264)          (14,683)           14,683               --                --

Net Income                                   --                --                --            7,106             7,106
                                    -----------       -----------       -----------      -----------       -----------

Balance, December 31, 1997            1,631,364       $     1,631         3,577,543         (946,518)        2,632,656

Issuance of common stock                 85,000                85           272,415               --           272,500

Net Income                                   --                --                --          124,247           124,247
                                    -----------       -----------       -----------      -----------       -----------

Balance, December 31, 1998            1,716,364       $     1,716       $ 3,849,958      $  (822,271)      $ 3,029,403
                                    ===========       ===========       ===========      ===========       ===========


                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

                                                                                      1998            1997
                                                                                   ---------       ---------
Net Income                                                                         $ 124,247       $   7,106
                                                                                   ---------       ---------

Adjustments to reconcile net income to
 net cash used in operating activities:
    Depreciation, amortization and depletion                                         117,604         118,659
    Gain on sale of equipment                                                        (77,671)        (14,145)
    Changes in assets and liabilities:
    Increase in accounts receivable                                                 (357,568)       (175,075)
    Increase in inventory                                                            (14,466)       (365,948)
    Decrease (Increase) in prepaid expenses                                            6,698            (399)
    Decrease in payables and accrued liabilities                                     (22,190)        (14,840)
    Other, net                                                                         2,446          (3,216)
                                                                                   ---------       ---------
           Total Adjustments                                                        (345,147)       (454,964)
                                                                                   ---------       ---------

       Net Cash Used in Operating Activities                                        (220,900)       (447,858)
                                                                                   ---------       ---------

Cash Flows from Investing Activities:
    Proceeds from notes receivable                                                      --            39,886
    Proceeds from sale of equipment                                                  203,676          99,939
    Purchase of property, plant and equipment                                       (780,341)       (288,975)
                                                                                   ---------       ---------

       Net Cash Used in Investing Activities                                        (576,665)       (149,150)
                                                                                   ---------       ---------

Cash Flows from Financing Activities:
    Net borrowings (repayment) under line of credit
     arrangements                                                                    100,000        (250,000)
    Proceeds from long term debt                                                     531,924          72,460
    Repayment of long term debt                                                      (54,360)        (64,722)
    Proceeds from issuance of common stock                                           272,500            --
                                                                                   ---------       ---------

       Net Cash Provided by (Used In) Financing Activities                           850,064        (242,262)
                                                                                   ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                  52,499        (839,270)

Cash and Cash Equivalents at Beginning of Year                                       144,443         983,713
                                                                                   ---------       ---------

Cash and Cash Equivalents at End of Year                                           $ 196,942       $ 144,443
                                                                                   =========       =========

Supplemental Disclosure of Cash Flows
 Information:
    Interest paid                                                                  $  88,000       $  43,000
    Taxes paid                                                                     $    --         $    --

                                 See notes to consolidated financial statements

                                      F-5

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


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

Business Activity
-----------------

       American Stone Industries, Inc. (a Delaware corporation) is a publicly-held company whose stock is traded on the OTC Bulletin Board. American Stone Industries, Inc. ("ASI") is a holding company that mines and sells stone predominantly for the building stone market through its wholly owned subsidiaries, American Stone Corporation ("ASC") and Tyrrell Stone Design, Ltd. ("Tyrrell"). ASC owns and operated the Cleveland Quarries in Amherst, Ohio. Tyrrell provides design drawings to architects and acts as the Company's Canadian sales office.

Property, Plant and Equipment - At Cost
---------------------------------------

       Property, plant and equipment at December 31, 1998 and 1997 consisted of:

                                           1998            1997
                                       ----------      ----------
Land                                   $  446,869      $  449,493
Buildings and improvements                814,029         806,594
Equipment                               1,347,126         856,814
Computers                                  33,370          21,942
Vehicle                                    11,000           2,500
Construction in progress                  279,263         129,542
                                       ----------      ----------
                                        2,931,657       2,266,885
Less:  Accumulated depreciation           278,953         159,062
                                       ----------      ----------
Net property, plant and equipment      $2,652,704      $2,107,823
                                       ==========      ==========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

       Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $1,268 and $1,051 for the year ended December 31, 1998 and 1997, respectively.

       The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $164,668 and $109,455 for the year ended December 31, 1998 and 1997, respectively.

       Construction in progress for 1998 represents costs incurred to date for the purchase and installation of a gang saw with an estimated cost of $500,000. Construction in progress for 1997 represents the cost of another gang saw which was placed in service during 1998.

       Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

Principles of Consolidation
---------------------------

       The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiaries American Stone Corporation and Tyrrell Stone Design, Ltd. for the years ended December 31, 1998 and 1997.

Cash and Cash Equivalents
-------------------------

       For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Intangibles
-----------

       Goodwill is being amortized on the straight-line method over a twenty and thirty year period. Other intangible assets, including trademarks are amortized over their economic lives. Amortization expense for the year ended December 31, 1998 and 1997 is $8,149 and $8,158, respectively. At December 31, 1998 and 1997, intangibles are net of accumulated amortization of $23,368 and $15,219, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Concentration of Credit Risk
----------------------------

       Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables.

Income Per Common Share
-----------------------

       Income per common share is based on the weighted average number of shares outstanding which was 1,661,364 and 1,631,364 for the years ended December 31, 1998 and 1997, respectively.

       The exercise of outstanding stock options would not result in material dilution.

Inventory
---------

       The inventories which consist of sandstone are stated at the lower of first-in, first-out (FIFO) cost or market.

Restricted Cash
---------------

       The Company's certificate of deposit is assigned to the Ohio Department of Natural Resources Division of Reclamation.

Reclassifications
-----------------

       Certain accounts related to the prior year have been reclassified to conform to the current year presentation.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

       Effective May 30, 1997, all stockholders of record received one share of stock for every ten shares of stock held.

       Suncrest Management Services, S.A. ("Suncrest") had an option to purchase 25,000 shares of the Company's common stock at $2.50 per share. Suncrest exercised its option on August 4, 1998. The options were issued in 1995 as part of a debt cancellation agreement.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

       On September 30, 1998, the Company issued 60,000 shares of Common Stock to Roulston Ventures Limited Partnership in a private placement transaction for an aggregate purchase price of $210,000, or $3.50 per share.

       At December 31, 1998, the Company has outstanding stock options to an officer totaling 25,000 shares at $5.00 per share which were awarded in February, 1997 at the then fair market value of the shares. These options are not part of the options plans adopted June 24, 1998 (Note 3). These options expire in February, 2000. None of these options were exercised during 1998 and 1997.

NOTE 3 - STOCK OPTION PLANS
---------------------------

       Effective June 24, 1998, the Company adopted the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value of the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable one year after the date of grant. At December 31, 1998, 30,000 shares at $3.50 per share have been granted, none of which are exercisable.

       Additionally, effective June 24, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grants under the plan. Each option is exercisable one year after the date of the grant and expires five years after the date of the grant. Each eligible director receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock on the date of the annual meeting and 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended. Each option shall be at fair market value on the date of the grant. At December 31, 1998, 17,100 shares with exercise prices ranging from $2.37 to $3.75 ($3.51 weighted average) were outstanding, none of which are exercisable.

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's employee stock options granted is not less than fair market price of the shares at the date of grant, no compensation is recognized in the financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 3 STOCK OPTION PLAN (Continued)
------------------------------------

Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 4.52% , an expected life of the options of five years, no expected dividend yield and a volatility factor of 50%.

       Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for 1998 would have been as follows:

               Net Income
                   As reported                                 $    124,247
                                                               ============
                   Pro forma                                   $    103,739
                                                               ============
               Basic earnings per share:
                   As reported                                 $        .07
                                                               ============
                   Pro forma                                   $        .06
                                                               ============
               Diluted earnings per share:
                   As reported                                 $        .07
                                                               ============
                   Pro forma                                   $        .06
                                                               ============

NOTE 4 - LINE OF CREDIT
-----------------------

       The Company has a line of credit with maximum borrowings of $750,000. The note provides for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate (7.75% and 8.5% at December 31, 1998 and 1997, respectively). The debt agreement contains certain restrictive terms and covenants. The Company was in compliance with its covenants at December 31, 1998 and 1997. The debt is secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 1998 and 1997 was $450,000 and $350,000, respectively.

NOTE 5 - LONG TERM DEBT
-----------------------

                                                                                           1998                  1997
                                                                                      -----------           ------------
       9%, note payable to bank with interest only
       until March, 1998 then payable in monthly
       installments of $10,407 including interest,
       final payment due February, 2003, secured
       by substantially all real estate, inventory and
       equipment of the Company.                                                        $406,982              $ 72,460

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


                                                                                            1998                  1997
                                                                                        -----------           --------

NOTE 5 - LONG TERM DEBT (Continued)
-----------------------------------
       9.8% various equipment loans repaid
       during 1998.                                                                     $     --              $  3,285

       Note payable to bank payable in monthly
       installments of $3,143 including interest at
       prime plus 0.75% ( prime was 7.75% at
       December 31, 1998), final payment due May,
       2004, secured by substantially all real estate,
       inventory and equipment of the Company.                                           147,251                    --

       7.76%, note payable to bank with maximum
       borrowings of $378,000. Advances to date of
       $45,418, final payment will be due April, 2002,
       secured by substantially all real estate, inventory
       and equipment of the Company.                                                      45,418                    --

       8.31%, secured by equipment, payable in
       monthly installments of $4,675 including
       interest, final payment due September, 1999                                        41,121                87,463
                                                                                       ---------              --------
                                                                                         640,772               163,208
       Less:  Current Portion                                                            228,813               126,480
                                                                                       ---------              --------
                                                                                        $411,959              $ 36,728
                                                                                       =========              ========

       Following is a summary of future maturities of long term debt as of December 31, 1998:

           1999                                                    $228,813
           2000                                                     131,212
           2001                                                     143,366
           2002                                                     111,669
           2003                                                      25,712
                                                                 ----------
                                                                   $640,772
                                                                 ==========

NOTE 6- FAIR VALUE OF FINANCIAL STATEMENTS
------------------------------------------

       The carrying amounts of cash, accounts receivable, accounts payable, and long-term debt approximate the fair value reported in the balance sheet. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 7 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

       The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

       Following is the information regarding the Company's continuing operations by geographic location. Transfers between geographic areas are accounted for on a cost plus profit margin basis.

                                                   1998               1997
                                                -----------       -----------
Net sales, including geographic transfers
   United States                                $ 2,556,634       $ 1,847,268
   Canada                                           845,643           574,804
   Geographic transfers                            (180,515)         (243,865)
                                                -----------       -----------
                                                $ 3,221,762       $ 2,178,207
                                                ===========       ===========

Income (Loss) from operations:
   United States                                $   209,212       $    31,801
   Canada                                              (998)            9,157
                                                -----------       -----------

Income from operations                              208,214            40,958
Interest expense                                    (88,170)          (46,135)
Interest income                                       4,203            17,183
                                                -----------       -----------
Income from operations before income taxes      $   124,247       $    12,006
                                                ===========       ===========

Identifiable assets:
   United States                                $ 4,595,411       $ 3,632,246
   Canada                                           117,999           129,043
                                                -----------       -----------

                                                $ 4,713,410       $ 3,761,289
                                                ===========       ===========

NOTE 8-INCOME TAXES
-------------------

       Income taxes on continuing operations include the following:

                             1998        1997
                           ------      ------
Canadian:
    Currently payable      $   --      $4,900
    Deferred                   --          --
                           ------      ------

        Total              $   --      $4,900
                           ======      ======

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 8 - INCOME TAXES (Continued)

       A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                                 1998                                    1997
                                                        ------------------------                 ----------------------
                                                                              % of                                % of
                                                                             Pretax                              Pretax
                                                           Income            Amount             Income           Amount
    Income taxes per
       statement of income                              $      -0-             0%             $ 4,900             76%
    Tax rate differences resulting from:
       Income taxes applicable to
           Canadian income at rate
           different from U.S. rate                            --             --%              (4,900)           (76)%
       Income (loss) for financial reporting
           purpose without tax expense or
           benefit. Utilization of loss carry-
           forward (unavailable for carryback
           against prior income taxes paid)                42,244             34%               4,082             34%
                                                         --------             --             --------             --

       Income taxes at statutory rate                     $42,244             34%             $ 4,082             34%
                                                          =======             ==              =======             ==

       For United States tax purposes, the Company has available at December 31, 1998, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                  Amount of Unused Operating                      Expiration During Year Ended
                     Loss Carryforwards                                    December 31,
                     ------------------                                    ------------
                                $     48,000                                  2007
                                   1,553,000                                  2008
                                     480,000                                  2009
                                     773,000                                  2010
                                     131,000                                  2012
                                 -----------
                                  $2,985,000

       Future United States taxes may also be reduced by a capital loss carryforwards of approximately $59,000 which expire in 2000. Utilization of the net operating loss and capital loss carryforwards is contingent upon the Company having sufficient taxable income and capital gains, in the future.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 8 - INCOME TAXES (Continued)
---------------------------------

       The Company's deferred tax assets and liabilities at December 31, 1998 and 1997 consist of:

                                1998              1997
                            -----------       -----------

Deferred tax asset          $ 1,035,000       $ 1,035,000
Valuation allowance            (923,000)         (958,000)
Deferred tax liability         (112,000)          (77,000)
                            -----------       -----------
                            $        --       $        --
                            ===========       ===========

                 Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss and capital loss carryforwards. No deferred taxes are reflected in the balance sheet at December 31, 1998 and 1997 due to a valuation allowance. As of December 31, 1998 and 1997, the Company recognized a $35,000 decrease and $531,000 increase in the valuation allowance.

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

       In November 1997, the Company entered into an agreement with a company, of which a board member is the executive vice president, to construct a foundation for a new gang saw. The total contract was for $62,142 of which $35,000 was completed and invoiced as of December 31, 1997. The contract was completed in 1998. The contract was selected by the Board of Directors from among three bids, of which this was the lowest. The related party board member abstained from the Board's vote. The Board believes this contract was entered into on terms as favorable to the Company as would have been available from an unrelated party.

NOTE 10 - PROFIT SHARING PLAN
-----------------------------

       Effective January 1, 1999, American Stone Corporation adopted a 401(k) profit-sharing plan (the Plan) offered to employees with more than one year of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a discretionary match of employee contributions to the Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-KSB as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

                  The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

AMERICAN STONE INDUSTRIES, INC.

By: /s/   David Tyrrell
    -------------------------------------------
         David Tyrrell, President and
         Chief Executive Officer
Date: March 31, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  David Tyrrell                                        By: /s/  Jacquita K. Hauserman
    -------------------------------------------------             -----------------------------------------------
         David Tyrrell, President and                                   Jacquita K. Hauserman, Director
         Chief Executive Officer (Principal                   Date:  March 31, 1999
         Executive Officer)
Date: March 31, 1999


By: /s/  Enzo Costantino                                      By: /s/  Michael J. Meier
    -------------------------------------------------             -----------------------------------------------
         Enzo Costantino, Treasurer and Director                      Michael J. Meier, Secretary and Director
         (Principal Accounting Officer and                    Date:   March 31, 1999
         Principal Financial Officer)
Date: March 31, 1999


By: /s/  Thomas H. Roulston, II                               By: /s/  Timothy I. Panzica
    -------------------------------------------------             -----------------------------------------------
         Thomas H. Roulston II, Chairman                               Timothy I. Panzica, Director
         of the Board                                         Date:   March 31, 1999
Date: March 31, 1999


By: /s/  Glen Gasparini                                       By: /s/  Louis Stokes
    -------------------------------------------------             -----------------------------------------------
         Glen Gasparini, Director                                      Louis Stokes, Director
Date: March 31 , 1999                                         Date:   March 31, 1999

                                  EXHIBIT INDEX


   Exhibit Number                                 Description of Document
   --------------                                 -----------------------
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

         3.2           Certificate of Amendment of the Certificate of Incorporation of the Company,
                       dated March 9, 1993                                                                 (A)

         3.3           Certificate of Amendment of the Certificate of Incorporation of the Company,
                       dated December 14, 1993                                                             (A)

         3.4           Certificate for Renewal and Revival of Charter, dated May 31, 1994                  (A)

         3.5           Certificate of Amendment of the Certificate of Incorporation of the Company,
                       dated August, 1995                                                                  (A)

         3.6           Certificate  of Amendment of the Certificate of Incorporation of American
                       Stone Industries, Inc., dated June 24, 1998                                         (B)

         3.7           By-laws of the Company                                                              (A)

        10.1           Business Loan Agreement between American Stone Corporation and First
                       National Bank of Ohio, dated September 13, 1996                                     (A)

        10.2           Amendment to Loan Agreement between American Stone Corporation and First
                       National Bank of Ohio, dated February 26, 1997                                      (A)

        10.3           Asset Purchase Agreement between American Stone Corporation and Cleveland
                       Quarries L.P., dated February 1, 1996                                               (A)

        10.4           Amendment to and Restatement of Asset Purchase Agreement of February, 1996,
                       between American Stone Corporation and Cleveland Quarries L.P., dated
                       December 20, 1996                                                                   (A)

       *10.5           Share Purchase Agreement between David Tyrrell and the Company, dated May
                       22, 1996                                                                            (A)

        10.6           Stock Purchase Agreement between Roulston  Ventures Limited Partnership and
                       the Company, dated August 27, 1996                                                  (A)

        10.7           Indemnification Agreement between Cleveland Quarries, L.P., Slate and Stone
                       Corporation of America, and American Stone Corporation, dated December 20,
                       1996                                                                                (A)

        10.8           Share Purchase Option Agreement between TMT Masonry, Ltd., Roulston Ventures
                       Limited Partnership and the Company                                                 (A)

   Exhibit Number                                 Description of Document
   --------------                                 -----------------------
        10.9           Interim Management Agreement between  Robert Graham Nash, William Purvis
                       Houston, E. Victor Artuso, Nichols Investments Inc., 237894 Ontario Limited,
                       Grenville Aggregate Specialties Limited and the Company, dated August 30,
                       1996                                                                                (A)

        10.10          Share Purchase Option Agreement between TMT Masonry, Ltd., Roulston Ventures
                       Limited Partnership and the Company, dated November 22, 1996
                                                                                                           (C)
        10.11          Business Loan Agreement between American Stone Corporation and FirstMerit
                       Bank, N.A. dated November 10, 1997                                                  (D)

        10.12          Modification of Mortgage between American Stone Corporation and FirstMerit
                       Bank, N.A., dated November 10, 1997                                                 (D)

        10.13          Modification of Mortgage between American Stone Corporation and FirstMerit
                       Bank, N.A., dated November 10, 1997                                                 (D)

        10.14          Commercial Security Agreement between American Stone Corporation and
                       FirstMerit Bank, N.A., dated November 10, 1997                                      (D)

       *10.15          Agreement between American Stone Corporation and David Tyrrell, dated May 1,
                       1998

       *10.16          Stock Subscription Agreement between Roulston Ventures Limited Partnership and the Company, dated September 30, 1999

       *10.17          American Stone Industries, Inc. 1998 Management Stock Option Plan                   (B)

       *10.18          American Stone Industries, Inc. 1998 Non-Employee Director Stock Option Plan        (B)

        10.19          FirstMerit Bank, N.A., Defined Contribution Master Plan and Trust Agreement

        10.20          Adoption Agreement #009 Standardized Code ss401(k) Plan (Paired  Profit
                       Sharing Plan)

        10.21          Appendix B to General Instructions Checklist of Employer Administrative
                       Elections

        21.1           Subsidiaries of the Company

        23.1           Consent of Hobe & Lucas

        27.1           Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form 10-SB filed on April 11, 1997.

(B) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1998.

(C) Incorporated herein by reference to the appropriate exhibit to the amendment filed on July 30, 1997 to Company's registration statement on From 10-SB filed on April 11, 1997.

(D) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 1997.