Form 10QSB
period 1999-03-31
AMERICAN STONE INDUSTRIES INC
filed 1999-05-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----  OF 1934

                                 For the quarterly period ended  March 31, 1999
                                                               ----------------

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----
                              For the transition period from        to
                                                            --------   --------

                              Commission file number             0-22375
                                                    ---------------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         13-3704099
------------------------------                        -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X   YES        NO
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

      YES        NO
-----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  1,716,364
-------------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
Consolidated Balance Sheets
                   March 31, 1999 and December 31, 1998.................1

Consolidated Statements of Income
                   Three Months Ended March 31, 1999 and 1998...........2

Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998...........3

Notes to Consolidated Financial Statements..............................4

Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................5

PART II.   OTHER INFORMATION
----------------------------

Item 6.            Exhibits and Reports on Form 8-K.....................8

Signatures..............................................................9

Financial Data Schedule

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,      December 31,
                                                           1999             1998
                                                       -----------      -----------
                                                       (Unaudited)        (Audited)
Current Assets
--------------
           Cash                                        $   169,191      $   196,942
           Accounts receivable                             822,123          820,271
           Inventory                                       969,328          812,224
           Prepaid expenses                                 22,981           30,414
                                                       -----------      -----------
                    Total Current Assets                 1,983,623        1,859,851
                                                       -----------      -----------

Property. Plant and Equipment, Net - At Cost             2,856,270        2,652,704
--------------------------------------------           -----------      -----------

Other Assets                                               249,512          200,855
------------                                           -----------      -----------
                                                       $ 5,089,405      $ 4,713,410
                                                       ===========      ===========
                                   LIABILITIES
                                   -----------
Current Liabilities
-------------------
           Notes payable, bank line of credit          $   500,000      $   450,000
           Current portion of notes payable                246,467          228,813
           Accounts payable                                497,377          402,344
           Accrued liabilities                             222,329          190,891
                                                       -----------      -----------
                    Total Current Liabilities            1,466,173        1,272,048
                                                       -----------      -----------
Long Term Liabilities                                      584,887          411,959
---------------------                                  -----------      -----------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
          20 million shares authorized
          1,716,364 issued and
          outstanding at March 31, 1999
          and December 31, 1998                              1,716            1,716
Additional capital                                       3,849,958        3,849,958
Retained earnings (deficit)                               (813,329)        (822,271)
                                                       -----------      -----------
                                                         3,038,345        3,029,403
                                                       -----------      -----------
                                                       $ 5,089,405      $ 4,713,410
                                                       ===========      ===========



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                      1999           1998
                                                                   (Unaudited)   (Unaudited)
                                                                   -----------   -----------
Net Sales                                                          $ 633,905      $ 464,846
---------

Cost of Sales                                                        417,690        412,420
-------------                                                      ---------      ---------

Gross Profit                                                         216,215         52,426
------------

Selling, General and Administrative
-----------------------------------
           Expenses                                                  183,733        177,594
           --------                                                ---------      ---------

Income (Loss) From Operations                                         32,482       (125,168)
-----------------------------

Other Income (Expense)
----------------------
           Interest income                                             1,147            966
           Interest expense                                          (24,687)       (13,803)
                                                                   ---------      ---------
                                                                     (23,540)       (12,837)
                                                                   ---------      ---------

Income (Loss) Before Income Taxes                                      8,942       (138,005)
---------------------------------                                  ---------      ---------

Provision For (Recovery Of) Income
----------------------------------
           Taxes                                                        --             --
           -----                                                   ---------      ---------

Net Income (Loss)                                                  $   8,942      $(138,005)
-----------------                                                  =========      =========

Net Income (Loss) Per Common Share
----------------------------------
           Basic                                                   $     .01      $    (.08)
                                                                   =========      =========
           Diluted                                                 $     .01      $    (.08)
                                                                   =========      =========














                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                         1999           1998
                                                      (Unaudited)    (Unaudited)
                                                      ---------      ---------
Cash Flow From Operating Activities
-----------------------------------
           Net income (loss)                          $   8,942      $(138,005)
                                                      ---------      ---------
           Noncash items included in income
                    Depreciation and amortization        47,954         28,891
                    Accounts receivable                  (1,852)        14,995
                    Inventory                          (157,104)       (30,656)
                    Prepaid expenses                      7,433          8,405
                    Accounts payable - trade             95,033         (9,275)
                    Accrued expenses                     31,438        (13,749)
                                                      ---------      ---------
                            Total Adjustments            22,902         (1,389)
                                                      ---------      ---------

Net Cash Used In Operating Activities                    31,844       (139,394)
-------------------------------------

Cash Flows From Investing Activities                   (300,176)      (305,314)
------------------------------------

Cash Flows From Financing Activities                    240,581        422,260
------------------------------------                  ---------      ---------

Net (Decrease) Increase in Cash                         (27,751)       (22,448)
-------------------------------

Cash - Beginning of Period                              196,942        144,443
--------------------------                            ---------      ---------

Cash - End of Period                                  $ 169,191      $ 121,955
--------------------                                  =========      =========

Supplemental Disclosure of Cash Flows
-------------------------------------
           Information
           -----------
                    Interest paid                     $  24,700      $  13,800
                    Income taxes paid                      $-0-           $-0-







                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-SB for the year ended December 31, 1998.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

             The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

             Following is the information regarding the Company's continuing operations by geographic location. Transfers between geographic areas are accounted for on a cost plus profit margin basis.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      1999             1998
                                                                  -----------      -----------
            Net sales, including geographic transfers
                   United States                                  $   510,756      $   362,664
                   Canada                                             148,569          127,419
                   Geographic transfers                               (25,420)         (25,237)
                                                                   -----------      -----------
                                                                  $   633,905      $   464,846
                                                                  ===========      ===========

            Income (loss) from operations:
                   United States                                  $    63,096      $   (90,572)
                   Canada                                             (30,614)         (34,596)
                                                                  -----------      -----------
            Income (loss) from operations:                             32,482         (125,168)
            Interest expense                                          (24,687)         (13,803)
            Interest income                                             1,147              966
                                                                  -----------      -----------
            Income (loss) from operations before income taxes     $     8,942      $  (138,005)
                                                                  ===========      ===========
            Identifiable assets:
                   United States                                  $ 4,727,570      $ 3,811,908
                   Canada                                             361,835          210,612
                                                                  -----------      -----------
                                                                  $ 5,089,405      $ 4,022,520
                                                                  ===========      ===========

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Net sales for the first quarter of 1999 were $633,905, up 36% compared with $464,846 for the first quarter of 1998. The sales increase was due to production for several larger commercial construction projects, including Old City Hall in Toronto, Cornell University in New York, and Baldwin-Wallace College in Ohio. Demand for stone products in the Company's primary market, the Great Lakes region, is normally low in the first quarter compared with the rest of the year due to the cold weather.

            Gross profit percentage for the first quarter of 1999 improved to 34% compared with 11% in the same period a year ago. The improvement reflects the Company's success in containing costs of production through better manpower planning and better utilization of existing machinery.

            Selling, general and administrative expenses continued to decline as a percentage of net sales, falling from 38% in the first quarter of 1998 to 29% in the latest quarter due to the increased sales volume.

            Net other expense for the first quarter of 1999 was $23,540 compared with $12,837 for the first quarter of 1998. This was due to an increase in interest expense associated with borrowings for the purchase of three new saws and for working capital.

            Net income for the first quarter of 1999 was $8,942 compared with a net loss of $(138,005) for the first quarter of 1998. Earnings in the stone quarrying industry are normally the weakest in the first quarter of the year when cold weather restricts operations and reduces demand for stone.

LIQUIDITY AND SOURCES OF CAPITAL

            The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at March 31, 1999 and December 31, 1998 was $500,000 and $450,000 respectively.

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

            The Company utilizes standard non-customized hardware and software in its IT systems. To the extent such hardware of software is not Year 2000 compliant, Management believes that the disruption to the operations of the Company and the cost of replacement of the hardware or software would be minimal. In addition, the Company has evaluated the impact of the Year 2000 issue on the Company's non-IT systems and believes the Company's operations will not be materially adversely impacted by non- compliant non-IT systems.

            The Company is in the process of evaluating the impact of Year 2000 issues on key third parties. The Company has requested assurances from its electrical power supplier and its largest customer that such parties are Year 2000 compliant. To the extent such parties are not Year 2000 compliant, the Company's operations or business may be materially adversely impacted. Substantial interruption of electrical power supplied to the Company's operating quarries due to the electrical power supplier's failure to achieve Year 2000 compliance has been identified as having the greatest potential adverse impact. In such an event, the Company would need to seek alternative sources of electrical power to meet the demands of the quarry operations. Management believes that to the extent other service providers are not Year 2000 compliant, such services may be obtained from other sources with minimal disruption to the operations of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         Exhibit No.                   Description
         -----------                   -----------
         27.1                          Financial Data Schedule

     (b) Reports on Form 8-K.

            There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date: May 14, 1999                      /s/ David Tyrrell
      -------------------               -----------------
                                        David Tyrrell, President

Date: May 14, 1999                      /s/ Enzo Costantino
      -------------------               -------------------
                                        Enzo Costantino, Chief Financial Officer