Form 10QSB
period 1999-06-30
AMERICAN STONE INDUSTRIES INC
filed 1999-08-12
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

                                    For the quarterly period ended June 30, 1999
                                                                   -------------

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from_____________to___________

                                           Commission file number    0-22375
                                                                 ---------------

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

   1,716,364
--------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998........................................1

Consolidated Statements of Income
         Three Months Ended June 30, 1999 and 1998..................................2
         Six Months Ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998....................................3

Notes to Consolidated Financial Statements..........................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................5


PART II.   OTHER INFORMATION
--------   -----------------

Item 4.           Submission of Matters to a Vote of Security Holders...............8

Item 6.           Exhibits and Reports on Form 8-K..................................8

Signatures        ..................................................................9


                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                       June 30,      December 31,
                                                         1999           1998
Current Assets                                       (Unaudited)     (Audited)
--------------                                       -----------    -----------
      Cash                                           $   179,698    $   196,942
      Accounts receivable                                794,820        820,271
      Inventory                                          934,132        812,224
      Prepaid expenses                                    90,475         30,414
                                                     -----------    -----------
          Total Current Assets                         1,999,125      1,859,851
                                                     -----------    -----------

Property. Plant and Equipment, Net - At Cost           2,996,579      2,652,704
--------------------------------------------         -----------    -----------

Other Assets                                             201,947        200,855
------------                                         -----------    -----------

                                                     $ 5,197,651    $ 4,713,410
                                                     ===========    ===========

                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------
      Notes payable, bank line of credit             $   500,000    $   450,000
      Current portion of notes payable                   276,697        228,813
      Accounts payable                                   494,069        402,344
      Accrued liabilities                                251,358        190,891
                                                     -----------    -----------
          Total Current Liabilities                    1,522,124      1,272,048
                                                     -----------    -----------

Long Term Liabilities                                    584,889        411,959
---------------------                                -----------    -----------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
      20 million shares authorized
      1,716,364 issued and
      outstanding at June 30, 1999
      and December 31, 1998                                1,716          1,716
Additional capital                                     3,849,958      3,849,958
Retained earnings (deficit)                             (761,036)      (822,271)
                                                     -----------    -----------
                                                       3,090,638      3,029,403
                                                     -----------    -----------

                                                     $ 5,197,651    $ 4,713,410
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

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------


                                         Three Months Ended             Six Months Ended
                                              June 30,                       June 30,
                                         ------------------            ------------------
                                         1999          1998            1999          1998
                                         ----          ----            ----          ----
                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
NET SALES                            $ 1,037,324    $   861,228    $ 1,671,229    $ 1,326,074

COST OF SALES                            735,295        464,117      1,152,985        876,537
                                     -----------    -----------    -----------    -----------

GROSS PROFIT                             302,029        397,111        518,244        449,537


SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES              220,660        192,002        404,393        369,596
                                     -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS             81,369        205,109        113,851         79,941
                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                          555            607          1,702          1,573
    Interest expense                     (29,631)       (18,200)       (54,318)       (32,003)
                                     -----------    -----------    -----------    -----------
                                         (29,076)       (17,593)       (52,616)       (30,430)
                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES         52,293        187,516         61,235         49,511

PROVISION FOR (RECOVERY OF) INCOME
    TAXES                                     --             --             --             --
                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                    $    52,293    $   187,516    $    61,235    $    49,511
                                     ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
    Basic                            $       .03    $       .11    $       .04    $       .03
                                     ===========    ===========    ===========    ===========
    Diluted                          $       .03    $       .11    $       .04    $       .03
                                     ===========    ===========    ===========    ===========



                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------


                                          1999         1998
                                          ----         ----
                                       (Unaudited)  (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
    Net income                          $  61,235    $  49,511
                                        ---------    ---------
    Noncash items included in income
        Depreciation and amortization     102,631       99,041
        Accounts receivable                25,451     (101,659)
        Inventory                        (121,908)       4,780
        Prepaid expenses                  (60,061)      18,361
        Accounts payable - trade           91,725     (109,342)
        Accrued expenses                   60,467       17,672
                                        ---------    ---------

        Total Adjustments                  98,305      (71,147)
                                        ---------    ---------


Net Cash Used In Operating Activities     159,540      (21,636)
-------------------------------------

Cash Flows From Investing Activities     (447,598)    (434,296)
------------------------------------

Cash Flows From Financing Activities      270,814      504,696
------------------------------------    ---------    ---------


Net (Decrease) Increase in Cash           (17,244)      48,764
-------------------------------

Cash - Beginning of Period                196,942      144,443
--------------------------              ---------    ---------


Cash - End of Period                    $ 179,698    $ 193,207
--------------------                    =========    =========


Supplemental Disclosure of Cash Flows
-------------------------------------
    Information
    -----------
        Interest paid                   $  54,300    $  32,000
        Income taxes paid               $     -0-    $     -0-



                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 1999
                                  -------------


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

      The Company and its subsidiaries operate predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

      Following is the information regarding the Company's continuing operations by geographic location. Transfers between geographic areas are accounted for on a cost plus profit margin basis.


                                                           Six Months Ended June 30,
                                                          --------------------------
                                                              1999           1998
                                                              ----           ----
      Net sales, including geographic transfers
         United States                                    $ 1,380,885    $   976,630
         Canada                                               341,775        415,414
         Geographic transfers                                 (51,432)       (65,970)
                                                          -----------    -----------
                                                          $ 1,671,229    $ 1,326,074
                                                          ===========    ===========
      Income (loss) from operations:
         United States                                    $   147,675    $    38,323
         Canada                                               (33,824)        41,618
                                                          -----------    -----------
      Income (loss) from operations:                          113,851         79,941
      Interest expense                                        (54,318)       (32,003)
      Interest income                                           1,702          1,573
                                                          -----------    -----------
      Income (loss) from operations before income taxes   $    61,235    $    49,511
                                                          ===========    ===========

      Identifiable assets:
         United States                                    $ 4,944,469    $ 4,054,577
         Canada                                               253,182        169,249
                                                          -----------    -----------
                                                          $ 5,197,651    $ 4,223,826
                                                          ===========    ===========

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

      Net sales for the second quarter of 1999 were $1,037,324, up 20% compared with $861,228 for the second quarter of 1998. For the six months ended June 30, 1999, net sales were $1,671,229 up 26% when compared to the same period in 1998. The sales increase was due to production for several larger commercial construction projects, including Old City Hall in Toronto, Marist College in New York, and Baldwin-Wallace College in Ohio.

      Gross profit percentage for the second quarter of 1999 decreased to 29% compared with 46% in the same period a year ago. The gross profit percentage for the first six months ended June 30, 1999 was 31%, compared to 34% for the same period for the prior year. Production costs for the period increased more dramatically than sales for the same period due to problems relating to the installation of a new profile saw and bridge saw. Gross profit in the 1998 second quarter included a nonrecurring gain of $82,907 as a result of a statewide rebate to employers from the Ohio Bureau of Workers' Compensation.

      Selling, general and administrative expenses continued to decline as a percentage of net sales, falling from 22% in the second quarter of 1998 to 21% in the latest quarter due to the increased sales volume. For the six months ended June 30, 1999 the selling, general and administrative expenses as a percentage of net sales was 24% compared to 28% for the same period in 1998 due to higher sales volume.

      Net other expense for the second quarter of 1999 was $29,076 compared with $17,593 for the second quarter of 1998. For the first six months ended June 30, 1999, net other expenses were $52,616, compared to $30,430 for the same period in 1998. This was due to an increase in interest expense associated with borrowings for the purchase of three new saws and for working capital.

      Net income for the second quarter of 1999 was $52,293 compared with net income of $187,516 for the second quarter of 1998. For the six months ended June 30, 1999, the net income was $61,235, compared to $49,511 for the same period of 1998. Earnings in the stone quarrying industry are normally the weakest in the first quarter of the year when cold weather restricts operations and reduces demand for stone.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at June 30, 1999 and December 31, 1998 was $500,000 and $450,000 respectively.

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


YEAR 2000 READINESS DISCLOSURE (CONTINUED)

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on June 23, 1999. At the Annual Meeting, the Company's Stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                              For        Against      Abstain
                                          ----------     -------      -------

           Enzo Constantino               $1,352,887        -           100
           Glen Gasparini                  1,352,887        -           100
           Jacquita K. Hauserman           1,352,887        -           100
           Michael J. Meier                1,352,907        -            80
           Timothy I. Panzica              1,352,907        -            80
           Thomas H. Roultson II           1,352,907        -            80
           Louis Stokes                    1,347,907        -         5,080

      No additional proposals were voted upon at the Annual Meeting.

      For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS
           27.1 Financial Data Schedule

      (b) There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: August 12, 1999             /s/ David Tyrrell
     -----------------            ----------------------------------------
                                  David Tyrrell, President


Date: August 12, 1999             /s/ Enzo Costantino
     -----------------            ----------------------------------------
                                  Enzo Costantino, Chief Financial Officer