Form 10QSB/A
period 1999-06-30
AMERICAN STONE INDUSTRIES INC
filed 1999-10-27
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from             to
                                                  -----------    -----------

                         Commission file number 0-22375
                                                -------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         13-3704099
-------------------------------                        --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  YES      NO
                                                           ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,716,364
-----------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.


PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998................................1

Consolidated Statements of Income
         Three Months Ended June 30, 1999 and 1998..........................2
         Six Months Ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998............................3

Notes to Consolidated Financial Statements..................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................5


PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................8

Item 6.  Exhibits and Reports on Form 8-K...................................8

Signatures .................................................................9

                                                   AMERICAN STONE INDUSTRIES, INC.
                                                   -------------------------------
                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------

                                                               ASSETS
                                                               ------


                                                                                         June 30,          December 31,
                                                                                          1999                 1998
                                                                                       -----------         ------------
CURRENT ASSETS                                                                         (Unaudited)           (Audited)
      Cash                                                                             $   179,698         $   196,942
      Accounts receivable                                                                  744,912             820,271
      Inventory                                                                            934,132             812,224
      Prepaid expenses                                                                      90,475              30,414
                                                                                       -----------         -----------
          Total Current Assets                                                           1,949,217           1,859,851
                                                                                       -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, NET - AT COST                                             2,996,579           2,652,704
                                                                                       -----------         -----------

OTHER ASSETS                                                                               201,947             200,855
                                                                                       -----------         -----------

                                                                                       $ 5,147,743         $ 4,713,410
                                                                                                           ===========

                                                             LIABILITIES
                                                             -----------

CURRENT LIABILITIES
      Notes payable, bank line of credit                                               $   500,000         $   450,000
      Current portion of notes payable                                                     276,697             228,813
      Accounts payable                                                                     494,069             402,344
      Accrued liabilities                                                                  251,358             190,891
                                                                                                           -----------
          Total Current Liabilities                                                      1,522,124           1,272,048
                                                                                       -----------         -----------

LONG TERM LIABILITIES                                                                      584,889             411,959
                                                                                                           -----------

                                                        SHAREHOLDERS' EQUITY
                                                        --------------------

Common Stock, $.001 par value,
   20 million shares authorized
   1,716,364 issued and
   outstanding at June 30, 1999
   and December 31, 1998                                                                     1,716               1,716
Additional capital                                                                       3,849,958           3,849,958
Retained earnings (deficit)                                                               (810,944)           (822,271)
                                                                                       -----------         -----------
                                                                                         3,040,730           3,029,403
                                                                                       -----------         -----------

                                                                                       $ 5,147,743         $ 4,713,410
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

                                                   AMERICAN STONE INDUSTRIES, INC.
                                                   -------------------------------
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                  ---------------------------------


                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                                  June 30,
                                                -------------------                      ----------------
                                              1999                1998               1999                 1998
                                          (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
NET SALES                                 $   987,416         $   861,228         $ 1,621,321         $ 1,326,074

COST OF SALES                                 735,295             464,117           1,152,985             876,537
                                          -----------         -----------         -----------         -----------

GROSS PROFIT                                  252,121             397,111             468,336             449,537

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                   220,660             192,002             404,393             369,596
                                          -----------         -----------         -----------         -----------

INCOME (LOSS) FROM OPERATIONS                  31,461             205,109              63,943              79,941
                                          -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)
    Interest income                               555                 607               1,702               1,573
    Interest expense                          (29,631)            (18,200)            (54,318)            (32,003)
                                          -----------         -----------         -----------         -----------
                                              (29,076)            (17,593)            (52,616)            (30,430)
                                          -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES               2,385             187,516              11,327              49,511

PROVISION FOR (RECOVERY OF) INCOME
    TAXES                                           -                   -                   -                   -
                                          -----------         -----------         -----------         -----------

NET INCOME (LOSS)                         $     2,385         $   187,516         $    11,327         $    49,511
                                          ===========         ===========         ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE
    BASIC                                 $       .00         $       .11         $       .01         $       .03
                                          ===========         ===========         ===========         ===========
    Diluted                               $       .00         $       .11         $       .01         $       .03
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



                                                   AMERICAN STONE INDUSTRIES, INC.
                                                   -------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                           -----------------------------------------------


                                                                                        1999                   1998
                                                                                        ----                   ----
                                                                                     (Unaudited)            (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                       $   11,327             $   49,511
    Noncash items included in income                                                 ----------             ----------

        Depreciation and amortization                                                   102,631                 99,041
        Accounts receivable                                                              75,359               (101,659)
        Inventory                                                                      (121,908)                 4,780
        Prepaid expenses                                                                (60,061)                18,361
        Accounts payable - trade                                                         91,725               (109,342)
        Accrued expenses                                                                 60,467                 17,672
                                                                                     ----------             ----------

        Total Adjustments                                                               148,213                (71,147)
                                                                                     ----------             ----------
NET CASH USED IN OPERATING ACTIVITIES                                                   159,540                (21,636)


CASH FLOWS FROM INVESTING ACTIVITIES                                                   (447,598)              (434,296)


CASH FLOWS FROM FINANCING ACTIVITIES                                                    270,814                504,696
                                                                                     ----------              ---------

NET (DECREASE) INCREASE IN CASH                                                         (17,244)                48,764


CASH - BEGINNING OF PERIOD                                                              196,942                144,443
                                                                                     ----------              ---------

CASH - END OF PERIOD                                                                  $ 179,698              $ 193,207
                                                                                     ==========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
    INFORMATION
        Interest paid                                                                $   54,300             $   32,000
        Income taxes paid                                                            $       -0-            $       -0-



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

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                         1999                 1998
                                                                         ----                 ----
      Net sales, including geographic transfers
         United States                                              $  1,330,978         $    976,630
         Canada                                                          341,775              415,414
         Geographic transfers                                            (51,432)             (65,970)
                                                                    ------------         ------------
                                                                      $1,621,321         $  1,326,074
                                                                    ============         ============
      Income (loss) from operations:
         United States                                              $     97,767         $     38,323
         Canada                                                          (33,824)              41,618
                                                                    ------------         ------------
      Income (loss) from operations:                                      63,943               79,941
      Interest expense                                                   (54,318)             (32,003)
      Interest income                                                      1,702                1,573
                                                                    ------------         ------------
      Income (loss) from operations before income taxes             $     11,327         $     49,511
                                                                    ============         ============

      Identifiable assets:
         United States                                              $  4,894,561         $  4,054,577
         Canada                                                          253,182              169,249
                                                                    ------------         ------------
                                                                    $  5,147,743         $  4,223,826
                                                                    ============         ============

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

      Net sales for the second quarter of 1999 were $987,416, up 15% compared with $861,228 for the second quarter of 1998. For the six months ended June 30, 1999, net sales were $1,621,321 up 22% when compared to the same period in 1998. The sales increase was due to production for several larger commercial construction projects, including Old City Hall in Toronto, Marist College in New York, and Baldwin-Wallace College in Ohio.

      Gross profit percentage for the second quarter of 1999 decreased to 26% compared with 46% in the same period a year ago. The gross profit percentage for the first six months ended June 30, 1999 was 29%, compared to 34% for the same period for the prior year. Production costs for the period increased more dramatically than sales for the same period due to problems relating to the installation of a new profile saw and bridge saw. Gross profit in the 1998 second quarter included a nonrecurring gain of $82,907 as a result of a statewide rebate to employers from the Ohio Bureau of Workers' Compensation.

      Selling, general and administrative expenses as a percentage of net sales, for the second quarter 1999 remained at 22%, when compared to the second quarter of 1998. For the six months ended June 30, 1999 the selling, general and administrative expenses as a percentage of net sales was 25% compared to 28% for the same period in 1998 due to higher sales volume.

      Net other expense for the second quarter of 1999 was $29,076 compared with $17,593 for the second quarter of 1998. For the first six months ended June 30, 1999, net other expenses were $52,616, compared to $30,430 for the same period in 1998. This was due to an increase in interest expense associated with borrowings for the purchase of three new saws and for working capital.

      Net income for the second quarter of 1999 was $2,385 compared with net income of $187,516 for the second quarter of 1998. For the six months ended June 30, 1999, the net income was $11,327, compared to $49,511 for the same period of 1998. Earnings in the stone quarrying industry are normally the weakest in the first quarter of the year when cold weather restricts operations and reduces demand for stone.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on June 23, 1999. At the Annual Meeting, the Company's Stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                             For            Against     Abstain
                                          ---------         -------     -------

           Enzo Constantino               1,352,887             -            100
           Glen Gasparini                 1,352,887             -            100
           Jacquita K. Hauserman          1,352,887             -            100
           Michael J. Meier               1,352,907             -             80
           Timothy I. Panzica             1,352,907             -             80
           Thomas H. Roultson II          1,352,907             -             80
           Louis Stokes                   1,347,907             -          5,080

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



                           American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: October 15, 1999                     /s/ James M. Rallo
      -------------------------            -------------------------------------
                                           James M. Rallo,  President


Date: October 15, 1999                     /s/ Enzo Constantino
      -------------------------            -------------------------------------
                                           Enzo Constantino, Chief Financial
                                             Officer