Form 10QSB
period 1999-09-30
AMERICAN STONE INDUSTRIES INC
filed 1999-11-12
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended     September 30, 1999
                                              ---------------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----


      For the transition period from                    to
                                    --------------------  -------------------

                   Commission file number         0-22375
                                         -------------------------

                         American Stone Industries, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          13-3704099
---------------------------------                        -------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

                      8705 Quarry Rd., Amherst, Ohio 44001
                    ----------------------------------------
                    (Address of principal executive officer)

                                 (440) 986-4501
                           ---------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                               1,716,364
                                          --------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.


PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998........................................1

Consolidated Statements of Income
         Three Months Ended September 30, 1999 and 1998..................................2
         Nine Months Ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and 1998...................................3

Notes to Consolidated Financial Statements...............................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................5 - 7


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................8

Signatures...............................................................................9

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                    September 30,           December 31,
                                                                         1999                   1998
                                                                    -------------           ------------
Current Assets                                                       (Unaudited)              (Audited)
--------------
      Cash                                                            $   187,516           $   196,942
      Accounts receivable                                                 785,847               820,271
      Inventory                                                           866,539               812,224
      Prepaid expenses                                                     80,691                30,414
                                                                      -----------           -----------
          Total Current Assets                                          1,920,593             1,859,851
                                                                      -----------           -----------

Property. Plant and Equipment, Net - At Cost                            2,978,256             2,652,704
--------------------------------------------                          -----------           -----------

Other Assets                                                              201,125               200,855
------------                                                          -----------           -----------

                                                                      $ 5,099,974           $ 4,713,410
                                                                      ===========           ===========

                                   LIABILITIES
                                   -----------

Current Liabilities
      Notes payable, bank line of credit                              $   611,000           $   450,000
      Current portion of notes payable                                    240,902               228,813
      Accounts payable                                                    474,667               402,344
      Accrued liabilities                                                 217,798               190,891
                                                                      -----------           -----------
          Total Current Liabilities                                     1,544,367             1,272,048
                                                                      -----------           -----------

Long Term Liabilities                                                     724,319               411,959
---------------------                                                 -----------           -----------

                              SHAREHOLDERS' EQUITY
                              --------------------

CommonStock, $.001 par value, 20 million shares authorized
      1,716,364 issued and outstanding at September 30, 1999
      and December 31, 1998                                                 1,716                 1,716
Additional capital                                                      3,849,958             3,849,958
Retained earnings (deficit)                                            (1,020,386)             (822,271)
                                                                      -----------           -----------
                                                                        2,831,288             3,029,403
                                                                      -----------           -----------

                                                                      $ 5,099,974           $ 4,713,410
                                                                      ===========           ===========



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                 See notes to consolidated financial statements

                         AMERICAN STONE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                       September 30,
                                                      -------------------------          ---------------------------
                                                         1999          1998                 1999             1998
                                                      ---------      ---------           ----------       ----------
                                                     (Unaudited)    (Unaudited)          (Unaudited)       (Unaudited)
Net Sales                                             $ 960,906      $ 872,286           $ 2,582,227      $ 2,198,360
---------                                                                                                 -----------

Cost of Sales                                           885,208        628,573             2,038,193        1,505,110
-------------                                         ---------      ---------           -----------      -----------

Gross Profit                                             75,698        243,713               544,034          693,250
------------                                                                                              -----------

Selling, General and Administrative Expenses            264,546        194,197               668,939          563,793
--------------------------------------------          ---------      ---------           -----------      -----------

Income (Loss) From Operations                          (188,848)        49,516              (124,905)         129,457
-----------------------------                         ---------      ---------           -----------      -----------

Other Income (Expense)
----------------------
    Gain on sale of property                                 --          5,753                    --            5,753
    Interest income                                          --            756                 1,702            2,329
    Interest expense                                    (20,594)       (26,489)              (74,912)         (58,492)
                                                      ---------      ---------           -----------      -----------
                                                        (20,594)       (19,980)              (73,210)         (50,410)
                                                      ---------      ---------           -----------      -----------

Income (Loss) Before Income Taxes                      (209,442)        29,536              (198,115)          79,047
---------------------------------

Provision For Income Taxes                                   --             --                    --               --
--------------------------                            ---------      ---------           -----------      -----------

Net Income (Loss)                                     $(209,442)     $  29,536           $  (198,115)     $    79,047
-----------------                                     =========      =========           ===========      ===========

Net Income Per Common Share
---------------------------
    Basic                                                 $(.12)          $.02                 $(.12)            $.05
                                                      =========      =========           ===========      ===========
    Diluted                                               $(.12)          $.02                 $(.12)            $.05
                                                      =========      =========           ===========      ===========


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                           1999                1998
                                                         ---------           ---------
                                                         (Unaudited)        (Unaudited)
Cash Flow From Operating Activities
    Net Income (Loss)                                    $(198,115)          $  79,047
                                                         ---------           ---------
    Noncash items included in income
        Gain on sale of property                                --              (5,753)
        Depreciation and amortization                      181,080             140,946
        Accounts receivable                                 34,424            (189,788)
        Inventory                                          (54,315)            (22,855)
        Prepaid expenses                                   (50,277)             21,863
        Accounts payable - trade                            72,323             (24,848)
        Accrued expenses                                    26,907             (65,325)
                                                         ---------           ---------
             Total Adjustments                             210,142            (145,760)
                                                         ---------           ---------
Net Cash Used In Operating Activities                       12,027             (66,713)
-------------------------------------

Cash Flows From Investing Activities                      (506,902)           (552,947)
-------------------------------------

Cash Flows From Financing Activities                       485,449             828,529
-------------------------------------                    ---------           ---------

Net Increase (Decrease) in Cash                             (9,426)            208,869
-------------------------------


Cash - Beginning of Period                                 196,942             144,443
--------------------------                               ---------           ---------

Cash - End of Period                                     $ 187,516           $ 353,312
--------------------                                     =========           =========


Supplemental Disclosure of Cash Flows Information
-------------------------------------------------
        Interest paid                                    $  75,000           $  58,500
        Income taxes paid                                     $-0-               $ -0-





                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

      The Company and its subsidiaries operate predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

      Following is the information regarding the Company=s continuing operations by geographic location. Transfers between geographic areas are accounted for on a cost plus profit margin basis.

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                               1999                  1998
                                                               ----                  ----
Net sales, including geographic transfers
   United States                                           $ 2,168,586           $ 1,673,913
   Canada                                                      438,946               597,969
   Geographic transfers                                        (25,305)              (73,522)
                                                           -----------           -----------
                                                           $ 2,582,227           $ 2,198,360
                                                           ===========           ===========
Income (loss) from operations:
   United States                                           $  (107,280)          $    85,902
   Canada                                                      (17,625)               43,555
                                                           -----------           -----------
Income (loss) from operations:                                (124,905)              129,457
Gain on sale of property                                            --                 5,753
Interest expense                                               (74,912)              (58,492)
Interest income                                                  1,702                 2,329
                                                           -----------           -----------
Income (loss) from operations before income taxes          $  (198,115)          $    79,047
                                                           ===========           ===========

Identifiable assets:
   United States                                           $ 4,912,951           $ 4,388,953
   Canada                                                      187,023               189,739
                                                           -----------           -----------
                                                           $ 5,099,974           $ 4,578,692
                                                           ===========           ===========

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net sales for the third quarter of 1999 were $960,906, up 10% compared with $872,286 for the third quarter of 1998. For the nine months ended September 30, 1999, net sales were $2,582,227, up 17% when compared to the same period in 1998. The sales increase was due to increased shipments for several larger commercial projects and other backlog orders.

      Gross profit percentage for the third quarter of 1999 decreased to 8% compared with 28% in the same period a year ago. The gross profit percentage for the first nine months ended September 30, 1999, was 21%, compared with 32% for the same period for the prior year. Production costs for the period increased more dramatically than sales for the same period due to problems with the integration of new stone cutting equipment and other production issues.

      Selling, general and administrative expenses, for the third quarter of 1999 as a percentage of net sales, were 28% compared with 22% for the third quarter of 1998. This is due to increased salary and consulting costs. For the nine months ended September 30, 1999, selling, general and administrative expenses as a percentage of net sales remained at 26% compared with the same period in 1998.

      Net other expense for the third quarter of 1999 was $20,594 compared with $19,980 for the third quarter of 1998. For the nine months ended September 30, 1999, net other expenses were $73,210, compared with $50,410 for the same period in 1998. The increase was due to higher interest expense associated with borrowings for the purchase of three new saws and for working capital.

      Net (loss) for the third quarter of 1999 was $(209,442) compared with net income of $29,536 for the third quarter of 1998. For the nine months ended September 30, 1999, the net (loss) was $(198,115), compared to net income of $70,047 for the same period of 1998. The loss for the third quarter of 1999 was a result of higher production costs and selling, general and administrative expenses caused by problems with the integration of new stone-cutting equipment and other production issues.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company=s primary source of liquidity is the Company=s line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the ACredit Agreement@). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at September 30, 1999 and December 31, 1998 was $611,000 and $450,000 respectively. Additionally, in September 1999, the Company received a $150,000 working capital loan from Roulston Venture Limited Partnership, a major shareholder of the Company.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

      The Company is making this statement in order to satisfy the Asafe harbor@ provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management=s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company=s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the building construction industry; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company=s major customers or in the financial condition of those customers; and (g) the adequacy of the Company=s financial resources and the availability and terms of any additional capital.

YEAR 2000 READINESS DISCLOSURE

      The Year 2000 issue C software, hardware or an embedded chip that does not correctly process date information for years after 1999 C results from the practice of storing date information with only the last two digits of the year. The Year 2000 issue affects virtually all companies and organizations, including government agencies, utilities and other basic service providers, which are outside the Company=s control. Like most business enterprises, the Company is taking steps to identify and address the potential effects of the Year 2000 issue.

      The Company has initiated an internal review of Year 2000 issues, which addresses (i) internal information technology (AIT@) systems such as any hardware and software used to process daily operational data and information;
(ii) non-IT systems or embedded technology such as micro-controllers; and (iii) the Year 2000 compliance of key service providers and customers.

      The Company utilizes standard non-customized hardware and software in its IT systems. To the extent such hardware of software is not Year 2000 compliant, Management believes that the disruption to the operations of the Company and the cost of replacement of the hardware or software would be minimal. In addition, the Company has evaluated the impact of the Year 2000 issue on the Company=s non-IT systems and believes the Company=s operations will not be materially adversely impacted by non-compliant non-IT systems.

      The Company has evaluated the impact of Year 2000 issues on key third parties. The Company has received assurances from its electrical power supplier and its largest customer that such parties are Year 2000 compliant. To the extent such parties are not Year 2000 compliant, the Company=s operations or business may be materially adversely impacted. Substantial interruption of electrical power supplied to the Company=s operating quarries due to the electrical power supplier=s failure to achieve Year 2000 compliance has been identified as having the greatest potential adverse impact. In such an event, the Company would need to seek alternative sources of electrical power to meet the demands of the quarry operations. Management believes that to the extent other service providers are not Year 2000 compliant, such services may be obtained from other sources with minimal disruption to the operations of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 READINESS DISCLOSURE (CONTINUED)

      To date, the Company has spent approximately $5,000 in evaluating the impact of Year 2000 on the operations of the Company and expects future costs to be minimal.

      Although the Company expects to be Year 2000 compliant, statements with regard to such expectations are subject to various factors that may materially affect the Company=s Year 2000 compliance efforts. These factors include the ability to detect, locate and correct system codes and the failure of key third parties to achieve Year 2000 compliance. The Company has taken actions that it believes are appropriate and reasonable to determine the readiness of third parties; however, it must in part rely on representations made by such third parties.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (c)  Recent Sales of Unregistered Securities.

           On September 23, 1999, the Company issued a convertible subordinated note in the principal amount of $150,000 to Roulston Venture Limited Partnership in exchange for cash in the amount of $150,000. Interest on the note is payable quarterly at a rate of 8% per annum and payment of the principal amount of the note is due in full three years from the date of issuance. The note is convertible at any time into shares of Common Stock of the Company at a conversion price of $5.50 (the closing price of the Common Stock on the date of issuance) in principal amount for each share of Common Stock. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

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



                         American Stone Industries, Inc.
                         -------------------------------
                                  (Registrant)


Date: November 10, 1999                /s/ James M. Rallo
     ------------------                ----------------------------------------
                                       James M. Rallo, President


Date: November 10, 1999                /s/ Enzo Costantino
     ------------------                ----------------------------------------
                                       Enzo Costantino, Chief Financial Officer