Form 10KSB
period 1999-12-31
AMERICAN STONE INDUSTRIES INC
filed 2000-03-30
CIK 907033

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the fiscal year ended                                  December 31, 1999
                         -------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
For the transition period from______________to____________

                         Commission file number 0-22375
                                                -------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                     13-3704099
------------------------------------------          --------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                    (Identification No.)


     8705 Quarry Road, Amherst, Ohio                           44001
------------------------------------------          --------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (440) 986-4501
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
             Title of Each Class                       on Which Registered
             -------------------                      ---------------------

                     N/A                                        N/A
       ---------------------------------           -----------------------------

       ---------------------------------           -----------------------------

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

Yes  X     No
   -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $3,439,798

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 1, 2000 was approximately $4,874,082, computed on the basis of the last reported sale price per share ($6.00) of such stock on the Nasdaq Bulletin Board. For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock outstanding as of March 1, 2000 was 1,736,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB Reference                                       Documents
---------------------                                       ---------

Part III (Items 9, 10, 11 and 12)                   Portions of the Registrant's
                                                    Definitive Proxy Statement
                                                    to be used in connection
                                                    with its Annual Meeting of
                                                    Stockholders to be held on
                                                    April 19, 2000.

         Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 1999.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General.

                  American Stone Industries, Inc. ("ASI" or the "Company") is a holding company that conducts its business through its wholly-owned subsidiary, American Stone Corporation ("ASC"). The Company quarries, purchases and sells stone for use in the building construction industry. The Company produces two types of natural stone: (1) dimensional stone, which is natural stone that is cut to size as specified in architectural designs and is primarily used as architectural accents to buildings, although dimensional stone is also used for funeral monuments, landscape and ornamental objects; and (2) construction stone, which is natural stone primarily used for road base, back fill and erosion control.

                  The Company was incorporated in the State of Delaware on November 11, 1992 as Viva Designs U.S.A., Inc. The Company at that time was a distributor of a line of jewelry and fragrances. Beginning in 1994 and until a business combination in August 1995, ASI was a distributor of medical equipment in the United States. In conjunction with the 1995 business combination, the medical equipment distributorship business was transferred to a related party. On August 9, 1995, the Company changed its name to American Stone Industries, Inc. Concurrent with the 1995 business combination, ASI became a holding company that conducts business through ASC.

                  The Company acquired the operating assets of Cleveland Quarries, L.P. in February 1996, and thereafter began operating the 145-year old quarry situated near Amherst, Ohio known as the "Cleveland Sandstone Quarries" (the "Cleveland Quarries"). Consisting of an estimated 300,000,000 cubic feet of reserve deposits located on over 1,000 acres of property, management of the Company ("Management") believes, based upon various industry reports and surveys since the initial discovery in 1853, that the Cleveland Quarries are among the World's largest sandstone quarries.

The Business.

                  The Company quarries, purchases and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce sandstone, which is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized throughout Ohio, the United States and Canada in such products as the following:

      Facility/                         Location                     Date
      Building                         ----------                   ------
     ----------
The John Hancock Building       Boston, Mass.  (U.S.A.)              1948
U.S. Post Office                Cleveland, Ohio (U.S.A.)             1934
Parliament Building             Ottawa, Ontario (Canada)             1865
                                                                (rebuilt 1917)
City Hall                       Buffalo, New York (U.S.A.)           1930
U.S.  Bankruptcy Court          Little Rock, Ark. (U.S.A.)           1918
Oberlin College Campus          Oberlin, Ohio (U.S.A.)             1885-1943
Osgoode Hall -- Law courts of   Toronto, Ontario (Canada)            1857
Upper Canada

NHL Hockey Hall of Fame         Toronto, Ontario (Canada)            1885
County Courthouse               Savannah, Ga. (U.S.A.)               1889
St. James Cathedral             Toronto, Ontario (Canada)            1853
University of Pennsylvania      Philadelphia, Penn. (U.S.A.)       1874-1910

                  Berea Sandstone has been used in the construction of numerous additional facilities over the past 100 years, including government buildings, banks, churches and prestigious private residential dwellings throughout the United States and Canada. One of the most current personal residences of note is that of Mr. William Gates in Seattle, Washington.

Industry Structure.

                  All natural stone products go through several stages prior to final consumption. The various stages can be defined as follows: (1) Quarrying, which is the extraction of large blocks of stone; (2) Primary Processing, which involves sawing the large blocks into smaller blocks or large slabs; (3) Secondary Processing, which is the conversion of smaller blocks or slabs into finished product; and (4) Installation, which involves assembling and installing finished product. The Company owns and operates its own quarries. The Company is also a primary processor, as it owns and operates its own slabbing mills. In addition, the Company has its own secondary processing mill. All three processes are performed at the Company's South Amherst location in Ohio.

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

                  Another important element in the cost of processing with modern machinery has been access to a continuous source of fresh water. This element will become increasingly more important as water jet technology emerges. Through its various on-site wells, Management believes that the Company has adequate access to a continuous source of fresh water.

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

                               QUARRY TO END-USER

                     |-------------  Quarry  -------------|
                     |              --------              |
                     V                                    V
             Secondary Processor                  Primary Processor
            ---------------------                -------------------
                     |                                    |
                     |------------} Installer {-----------|
                                   -----------

                     |-------- General Contractor --------|
                     |        --------------------        |
                     V                                    V
                 Architect                           Distributor
                -----------                         -------------
                     |                                    |
                     |------------} Designer {------------|
                                   ----------
                                        |
                                        V
                                Purchasing Agent
                               ------------------
                                        |
                                        V
                                    End-User
                                   ----------

                  For the period from 1996 to 1999, the Company's annual production of natural stone was as follows:

                  Raw stone:
                  ----------
                                            (tons)

                  1996                       8,460
                  1997                       9,566
                  1998                      10,696
                  1999                      13,662

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

                   Building Stone:
                   ---------------

                   -  Slabs   Ashlar       Landscaping
                   -  Sills   Patio Stone  Tile
                   -  Steps   Wallstone    Cutstone      Restoration (Cut Stone)

                   Specialty Products:
                   -------------------

                   -  Cores (Oil & Gas Research)   Grindstones
                   -  Breakwater Stone             Ornamental

Employees.

                  The Company has approximately 51 full-time employees, of which about 45 are hourly. The average hourly wage of the quarry personnel is less than ten dollars per hour. The quarries are situated in geographic regions that have a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, the Company has a positive relationship with its employees.

Competition.

                  The Company competes in the natural dimensional stone market. More specifically, the Company competes against limestones and other sandstones. The Company's two biggest competitors consist of Briar Hill Stone Co. (Glenmont, OH -- about 50 employees) and Indiana Limestone Company (Bedford, IN -- about 50 employees). As a practical matter, when submitting proposals to provide Berea Sandstone to larger commercial sites, the Company competes with quarries throughout the United States and abroad.

                  The Company intends to compete within this environment utilizing a strategy that embodies the following:

                  - Ownership of what Management believes to be one of the
                    largest sandstone reserves in the world, which provides the Company with access to the raw material;

                  - Access to a large supply of fresh water through various
                    on-site wells, which will assist in the conversion to diamond technology;

                  - A strategic geographic location from which the Company can serve about 66% of the domestic United States market within a 500 mile radius from the quarries;

                  - Low cost of raw materials; and

                  - High quality, attributed to the skilled labor pool, and the higher level of capital investment in equipment.

Marketing.

                  The marketing of the Company's products from Ohio is primarily done through an in-house salaried sales staff. In addition, the Company is represented by 32 distributors in 14 States and Provinces who deal directly with the end-user by purchasing products from the Company at discounted rates and selling them to the end-user at a markup.

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

Business Strategy.

                  The Company intends to expand its current market and financial base through a business strategy that focuses on:

                  - Dedication to its core business, i.e., the Cleveland
                    Quarries;

                  - Development of ancillary assets, i.e., the sale, lease or joint venture of surplus or nonessential lands; and

                  - Selective acquisition of compatible assets or businesses.

Backlog.

                  As of December 31, 1999, the Company's backlog of orders was $432,000, as compared to a backlog of $1,029,022 for the period ending December 31, 1998. The Company is careful not to generate too large of a backlog of orders to assure that commitments can be fulfilled and to avoid supply problems.

                  In order to reduce the backlog of orders, the Company purchased a second Gaspari Menotti gang saw and two computerized Zambon bridge saws, which became operational in the second quarter of 1999.

                  In the opinion of Management, the decrease in the Company's backlog in an environment of rising sales is a result of decreased throughput times, made possible by the investment in new machinery.

Seasonality.

                  The Company's sales are cyclical in nature. Historically, the Company's sales have been highest during the second and third quarters, which usually account for more than 70% of the fiscal year's sales. The first quarter typically has the lowest sales due to inclement weather in the Northern Ohio region and the difficulty of operating a quarry in such an environment.

Intellectual Property/Proprietary Rights.

                  The Company owns intellectual property and does not license any such rights to others. The Company copyrights its marketing materials, but such copyrights are not deemed to have any significant value in the marketplace.

                  Except as noted above, the Company does not own or license any proprietary rights.

Regulation.

                  The Company's operations are subject to a variety of statutes, rules and regulations, which are applicable to any business operating in the United States. These statutes, rules and regulations range from record keeping (e.g., the duty to maintain tax-related records for specific time periods as required by the Internal Revenue Code of 1986, as amended) to employment (e.g., the duty to comply with the Equal Employment Opportunity Act of 1972).

                  Due to its quarry operations, the Company is also subject to certain more specific statutes, rules and regulations, the most significant of which include:

                  - Mines Safety and Health Act ("MSHA"), which mandates certain safety rules and regulations governing mining operations.

                  - Occupational Safety and Health Act of 1970 ("OSHA"), which generally requires that the Company provide its employees with a safe workplace.

                  - Resource Conservation and Recovery Act of 1976 ("RCRA"),
                    which prohibits the transportation and/or disposal of "hazardous waste" except pursuant to certain standards.

                  - The Department of Transportation, which adopts regulations governing the safe transportation of goods over interstate highways.

                  In the opinion of Management, the Company is in compliance with all applicable regulations. Material changes in these regulations or the adoption of new regulations could have a material impact on the operations of the Company.

Research and Development.

                  In the fiscal years ended December 31, 1999 and 1998, there were no research and development expenses.

Methods Of Distribution And Costs Of Transportation.

                  All of the stone is shipped via flatbed truck. The current trucking rate is approximately $0.15 per mile per load. This allows the Company to ship to 2/3 of the population of the United States and Canada at an average of $1.25 per cubic foot. Customers are generally charged for shipping. Customs duties between Canada and the United States are minimal.

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

                  In August 1996, the Company issued 400,000 shares of its Common Stock, representing 25% of the Company's total voting power, to Roulston Ventures Limited Partnership. The sale provided the Company with working capital and access to a Board of Directors of sophisticated business people.

                  In September 1998, the Company issued 60,000 shares of its Common Stock to Roulston Ventures Limited Partnership. The proceeds from the sale of the shares were used to acquire new equipment for the Company.

         In September 1999, the Company issued an 8% convertible promissory note in the principal amount of $150,000 to Roulston Ventures Limited Partnership. The note is convertible into 27,273 shares of Common Stock at $5.50 per share. The proceeds of the note were used to provide the Company with additional working capital.

         In November 1999, the Company closed its Toronto-based office that was operated by its wholly owned subsidiary Tyrrell Stone Design, Ltd. ("Tyrrell"). Tyrrell provided design drawings to architects and stone processing centers throughout North America and served as the Company's Canadian sales office since it was acquired in February 1996. Management expects that the closing of the office will reduce corporate overhead by more than $100,000 annually, and will not have a material impact on sales.

ITEM 2. DESCRIPTION OF PROPERTY.

                  The Company owns two separate parcels of land in the Counties of Lorain and Erie, Ohio. The property contains both dimensional and construction stone. On the basis of the reserve estimates obtained by the previous owner of Cleveland Quarries, L.P., Management has reached certain conclusions regarding the Company's reserves.

                  From approximately 1960 to 1992 the reserves of Cleveland Quarries, L.P. were estimated by the then owner (Stancorp), which drilled samples of Berea Sandstone on the Company-owned properties. The volume of Berea Sandstone has been estimated on the basis of the length, width and depth of quarry holes. There are currently more than 600,000 square feet of exposed quarry face. At this time, the quarry is more than 60 feet deep and 120 feet in length. In 1996, one section (360' x 120') was prepared for finishing and this section is expected to last about eight years at current projected sales rates. Based upon the exposed quarry face and the depth of Berea Sandstone as evidenced by quarry holes, Management estimates that the total reserves are adequate to meet the needs of the Company for more than 100 years at current projected sales rates.

                  In summary, Management projects that the property has a total estimated dimensional stone reserve of 336 million cubic feet. In fiscal 1999, the Company extracted 190,000 cubic feet of dimensional stone and sold 85,000 cubic feet. In fiscal 1998, the Company extracted 149,601 cubic feet of dimensional stone and sold 85,655 cubic feet. In fiscal 1997, the Company extracted 133,797 cubic feet of dimensional stone and sold 67,282 cubic feet.

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

The following is a list of the main buildings on the property:

         MILL #       SIZE S.F.    YEAR BUILT     CURRENT USE      FUTURE USE
         ------       ---------    ----------     -----------      ----------

           3           18,175         1946        Processing       Processing

           6           45,000         1923          Storage        Processing

           8           44,165         1926        Gang Sawing      Gang Sawing

        Office &       11,305         1900          Office &        Office &
        Showroom                                    Showroom        Showroom


                  The two parcels in Ohio are subject to a mortgage between the Company and FirstMerit Bank, N.A. in the principal amount of $1,278,000 to secure borrowings under a line of credit of up to $750,000 and promissory notes in the amount of $528,000.

Equipment.

                  The Company's equipment consists of saws, cranes, trucks, tow motors, grinders, stone cutting equipment and haul tools. Older equipment is in the process of being overhauled, upgraded and replaced with new equipment.

ITEM 3. LEGAL PROCEEDINGS.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 1, 2000.

     NAME             AGE                    POSITION
     ----             ---                    --------

Enzo Costantino       38      Enzo Costantino has served as Treasurer of the
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

Michael J. Meier      45      Michael J. Meier has served as Secretary of the
                              Company and as a Director since 1996. He has been Director of Finance, Specialty Resins and
                              Formulators, of The Geon Company (NYSE: GON) since
                              May 1999. The Geon Company is a leading polymer services and technology company with world-wide operations in vinyl compounds, specialty vinyl resins and formulations, calendaring and other value-added products and services, with headquarters in Avon Lake, Ohio. Mr. Meier was previously Vice President, Chief Financial
                              Officer, Secretary and Treasurer of Defiance, Inc.
                              from 1990 until February 1999, when Defiance, Inc.
                              was purchased by The General Chemical Group Inc.
                              (NYSE: GCG). Defiance, Inc. is a supplier of tooling systems, testing services, specialty anti-friction bearings and precision-machined products to the U.S. transportation industry, with headquarters in Cleveland, Ohio.

James M. Rallo        51      James M. Rallo has served as Interim President and
                              Chief Executive Officer since August 1999. Since
                              1993, Mr. Rallo has been the owner of MQS
                              Engineering, Inc., a firm engaged in light manufacturing. Mr. Rallo has also been a manufacturing engineering consultant to several companies.

                  * The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. The trading symbol of the Common Stock is AMST. The following table shows the high and low daily closing prices for the Company's Common Stock for each quarter of 1999 and 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 1998            High               Low
----------------------------            ----               ---

First Quarter........................  $3.31             $1.75

Second Quarter.......................   4.38              3.00

Third Quarter........................   4.00              3.00

Fourth Quarter.......................   3.69              1.88


Year Ended December 31, 1999            High               Low
----------------------------            ----               ---

First Quarter........................  $7.13             $3.69

Second Quarter.......................   7.75              5.75

Third Quarter........................   9.25              5.25

Fourth Quarter.......................   6.63              5.00

                  As of March 8, 2000, there were approximately 97 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support growth.

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

COMPANY OVERVIEW
----------------

Total Revenue
-------------

         Total revenue increased by $218,036, or by 7.0%, from $3,221,762 in 1998 to $3,439,798 in 1999. The increase was due to several new contracts to supply stone for institutional construction projects and continuing demand from the high-end residential market.

Gross Profit
------------

         Gross profit decreased 38%, from $1,097,113 in 1998 to $685,374 in 1999. Gross margin as a percentage of sales decreased from 34% in 1998 to 20% in 1999. The decrease in 1999 was due to inadequate pricing, an unfavorable product mix, and production inefficiencies caused by a high volume of work and problems with new equipment. Gross profit in 1998 benefited from a nonrecurring gain of $82,907 from a statewide rebate to employers from the Ohio Bureau of Workers' Compensation.

Loss from Closing Tyrrell Stone Design Ltd.
-------------------------------------------

         The Company incurred a one-time non-cash charge of $140,895 in the fourth quarter of 1999 to account for the closing of its Canadian subsidiary, Tyrrell Stone Design Ltd. The charge primarily consisted of the write-off of goodwill.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased by $37,046 to $851,853 in 1999 from $888,899 in 1998. As a percentage of total revenue, selling, general and administrative expenses decreased to 25% in 1999 from 28% in 1998.

Other Income (Expense)
----------------------

         Interest expense increased from $88,170 in 1998 to $106,268 in 1999. Long-term debt increased by $115,407 in 1999 to finance new equipment purchases. Interest income declined by $1,895.

Income
------

         The Company had a net loss of $411,334 in 1999, compared with net income of $124,247 in 1998.

Cash Flow and Liquidity
-----------------------

         The Company's primary source of liquidity is its line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate (8.50% and 7.75% at December 31, 1999 and 1998, respectively). Borrowings under the Credit Agreement are secured by substantially all of the real estate, inventory and equipment of the Company. The outstanding balances at December 31, 1999 and 1998 were $668,720 and $450,000, respectively.

         In September, the Company negotiated a $150,000 loan from Roulston Ventures Limited Partnership. The loan is in the form of an 8% note convertible to 27,273 shares of common stock at $5.50 per share, which was the closing price of the stock on September 23, the day the loan was made.

         Cash flow activity for fiscal 1999 and 1998 is presented in the Consolidated Statements of Cash Flow. During fiscal 1999, cash in the amount of $71,173 was used in operating activities, primarily for working capital purposes.

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

FORWARD-LOOKING STATEMENTS
--------------------------

         The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company. These events are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. Such unexpected developments could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the building construction industry; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; and (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital.

YEAR 2000 READINESS DISCLOSURE
------------------------------

         The Year 2000 issue - software, hardware or an embedded chip that does not correctly process date information for years after 1999 - results from the practice of storing date information with only the last two digits of the year. The Year 2000 issue affects virtually all companies and organizations, including government agencies, utilities and other basic service providers, which are outside the Company's control.

         In the fourth quarter of 1999, the Company completed an internal review of Year 2000 issues, relating to (i) internal information technology ("IT") systems such as any hardware and software used to process daily operational data and information; and (ii) non-IT systems or embedded technology such as micro-controllers.

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

         The Company has also assessed the extent to which it may be impacted by any third party's failure to remediate their own Year 2000 issues. Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since its is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. Substantial interruption of electrical power supplied to the Company's operating quarries due to the electrical power supplier's failure to achieve Year 2000 compliance has been identified as having the greatest potential adverse impact. In such an event, the Company would need to seek alternative sources of electrical power to meet the demands of the quarry operations. Management believes that such services may be obtained from other sources with minimal disruption to the operations of the Company.

         To date, the Company has spent approximately $5,000 in evaluating the impact of Year 2000 on the operations of the Company and expects future costs to be minimal.

         The Company has not experienced any significant Year 2000 issues to date. In addition, the Company is not aware of any Year 2000 related issues with any of its key customers or service providers that would have a negative impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS.

                  The following pages contain the Financial Statements and Supplementary Data as specified by Item 7 of Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio


                  We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                  /s/ Hobe & Lucas


                                                  Hobe & Lucas


Independence, Ohio
February 4, 2000

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

                                     ASSETS

                                                                  1999             1998
                                                               -----------      -----------
Current Assets
    Cash and cash equivalents                                  $    50,378      $   196,942
    Accounts receivable, net of allowance for
     doubtful accounts of $3,870 - 1999 and
     $15,025 - 1998                                                683,784          820,271
    Prepaid expenses                                                54,876           30,414
    Inventory                                                      901,101          812,224
                                                               -----------      -----------
           Total current assets                                  1,690,139        1,859,851
                                                               -----------      -----------

Property, Plant and Equipment, Net                               3,001,369        2,652,704
                                                               -----------      -----------

Other Assets
    Intangibles, Net of amortization                                41,656          188,185
    Restricted cash                                                 12,276           11,670
    Deposits                                                         1,000            1,000
                                                               -----------      -----------
                                                                    54,932          200,855
                                                               -----------      -----------
                                                               $ 4,746,440      $ 4,713,410
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Bank line of credit                                        $   668,720      $   450,000
    Current portion of notes payable                               413,338          228,813
    Accounts payable                                               303,740          402,344
    Accrued and withheld payroll
      and payroll taxes                                             27,281           72,445
    Accrued liabilities                                            163,426          118,446
                                                               -----------      -----------
           Total Current Liabilities                             1,576,505        1,272,048
                                                               -----------      -----------

Long Term Liabilities
    Notes payable                                                  527,366          411,959
                                                               -----------      -----------

Stockholders' equity
    Common stock, $.001 par value
       20 million shares authorized
       1,723,364 - 1999 and 1,716,364 - 1998
       shares issued and outstanding                                 1,723            1,716
    Additional paid-in capital                                   3,874,451        3,849,958
    Accumulated deficit                                         (1,233,605)        (822,271)
                                                               -----------      -----------
                                                                 2,642,569        3,029,403
                                                               -----------      -----------
                                                               $ 4,746,440      $ 4,713,410
                                                               ===========      ===========


                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------

                                                     1999             1998
                                                 -----------      -----------
Sales                                            $ 3,439,798      $ 3,221,762


Cost of goods sold                                 2,754,424        2,124,649
                                                 -----------      -----------

Gross profit                                         685,374        1,097,113
                                                 -----------      -----------


Loss from closing Tyrrell Stone Design, Ltd.         140,895               --
Selling and administrative expenses                  851,853          888,899
                                                 -----------      -----------
                                                     992,748          888,899
                                                 -----------      -----------


(Loss) Income from operations                       (307,374)         208,214
                                                 -----------      -----------


Other Income/(Expense)
    Interest income                                    2,308            4,203
    Interest expense                                (106,268)         (88,170)
                                                 -----------      -----------
                                                    (103,960)         (83,967)
                                                 -----------      -----------


Income before provision for income taxes            (411,334)         124,247


Provision for income taxes                                 -                -
                                                 -----------      -----------


Net income                                       $  (411,334)     $   124,247
                                                 ===========      ===========


Net (Loss)/Income per Common Share
Basic                                            $      (.24)     $       .07
                                                 ===========      ===========
    Diluted                                      $      (.24)     $       .07
                                                 ===========      ===========



                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------


                                       Common Stock
                               ---------------------------      Additional       Total
                                 Issued                          Paid-In       Accumulated      Stockholders'
                                 Shares         Par Value        Capital         Deficit           Equity
                               -----------     -----------     -----------     -----------      -----------
Balance, January 1, 1998         1,631,364     $     1,631     $ 3,577,543     $  (946,518)     $ 2,632,656

Issuance of common stock            85,000              85         272,415               -          272,500

Net Income                               -               -               -         124,247          124,247
                               -----------     -----------     -----------     -----------      -----------

Balance, December 31, 1998       1,716,364           1,716       3,849,958        (822,271)       3,029,403

Shares issued in stock
    option exercise                  7,000               7          24,493               -           24,500

Net income                               -               -               -        (411,334)        (411,334)
                               -----------     -----------     -----------     -----------      -----------

Balance, December 31, 1999       1,723,364     $     1,723     $ 3,874,451     $(1,233,605)     $ 2,642,569
                               ===========     ===========     ===========     ===========      ===========





                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------

                                                          1999           1998
                                                       ---------      ---------

Net Income                                             $(411,334)     $ 124,247
                                                       ---------      ---------

Adjustments to reconcile net income to
net cash used in operating activities:
    Depreciation, amortization and depletion             278,370        117,604
    Loss from closing Tyrrell Stone Design               140,895             --
    Gain on sale of equipment                             (2,858)       (77,671)
    Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable           136,487       (357,568)
    (Increase) in inventory                              (88,877)       (14,466)
    (Increase) Decrease in prepaid expenses              (24,462)         6,698
    Decrease in payables and accrued liabilities         (98,788)       (22,190)
    Other, net                                              (606)         2,446
                                                       ---------      ---------
           Total Adjustments                             340,161       (345,147)
                                                       ---------      ---------

       Net Cash Used in Operating Activities             (71,173)      (220,900)
                                                       ---------      ---------

Cash Flows from Investing Activities:
    Proceeds from sale of equipment                        2,858        203,676
    Purchase of property, plant and equipment           (621,401)      (780,341)
                                                       ---------      ---------

       Net Cash Used in Investing Activities            (618,543)      (576,665)
                                                       ---------      ---------

Cash Flows from Financing Activities:
    Net borrowings under line of credit arrangements     218,720        100,000
    Proceeds from long term debt                         554,658        531,924
    Repayment of long term debt                         (254,726)       (54,360)
    Proceeds from issuance of common stock                24,500        272,500
                                                       ---------      ---------

       Net Cash Provided by Financing Activities         543,152        850,064
                                                       ---------      ---------

Net (Decrease) Increase in Cash and Cash Equivalents    (146,564)        52,499

Cash and Cash Equivalents at Beginning of Year           196,942        144,443
                                                       ---------      ---------

Cash and Cash Equivalents at End of Year               $  50,378      $ 196,942
                                                       =========      =========

Supplemental Disclosure of Cash Flows
Information:
    Interest paid                                      $ 107,000      $  88,000
    Taxes paid                                         $       -      $       -


                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

       This summary of significant accounting policies of American Stone Industries, Inc. and Subsidiaries, (hereinafter "ASI" or the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

       During 1999, the Company closed its Tyrrell subsidiary. All assets were either sold or transferred to the Company and the investment in subsidiary written-off. The loss from closing this subsidiary, consisting primarily of goodwill, amounted to $140,895.

Property, Plant and Equipment - At Cost
---------------------------------------

       Property, plant and equipment at December 31, 1999 and 1998 consisted of:

                                                    1999            1998
                                                 ----------     ----------
           Land                                  $  445,371     $  446,869
           Buildings and improvements               843,789        814,029
           Equipment                              2,204,884      1,347,126
           Computers                                 27,716         33,370
           Vehicle                                   11,000         11,000
           Construction in progress                      --        279,263
                                                 ----------     ----------
                                                  3,532,760      2,931,657
           Less: Accumulated depreciation           531,391        278,953
                                                 ----------     ----------
           Net property, plant and equipment     $3,001,369     $2,652,704
                                                 ==========     ==========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

       Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $1,498 and $1,268 for the year ended December 31, 1999 and 1998, respectively.

       The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $256,206 and $164,668 for the year ended December 31, 1999 and 1998, respectively.

       Construction in progress for 1998 represents costs incurred to date for the purchase and installation of a gang saw. The saw was placed in service in May 1999.

       Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

Principles of Consolidation
---------------------------

    The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiaries American Stone Corporation and Tyrrell Stone Design, Ltd. for the years ended December 31, 1999 and 1998.

Cash and Cash Equivalents
-------------------------

       For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Intangibles
-----------

       Goodwill is being amortized on the straight-line method over a twenty and thirty year period. Other intangible assets, including trademarks are amortized over their economic lives. Amortization expense for the years ended December 31, 1999 and 1998 were $8,142 and $8,149, respectively. At December 31, 1999 and 1998, intangibles are net of accumulated amortization of $26,344 and $23,368, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------


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

       The Company conducts a major portion of its business with a certain customer which accounted for more than ten percent of total revenues in 1999. Sales to this customer was approximately $436,000 for the year ended December 31, 1999. The accounts receivable from this customer was $119,397 as of December 31, 1999.

Income Per Common Share
-----------------------

       Income per common share is based on the weighted average number of shares outstanding which was 1,716,652 and 1,661,364 for the years ended December 31, 1999 and 1998, respectively.

       The exercise of outstanding stock options would not result in material dilution.

Inventory
---------

       The inventories which consist of sandstone are stated at the lower of first-in, first-out (FIFO) cost or market.

Restricted Cash
---------------

       The Company's certificate of deposit is assigned to the Ohio Department of Natural Resources Division of Reclamation.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

       Suncrest Management Services, S.A. ("Suncrest") had an option to purchase 25,000 shares of the Company's common stock at $2.50 per share. Suncrest exercised its option on August 4, 1998. The options were issued in 1995 as part of a debt cancellation agreement.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------


NOTE 2 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

       On September 30, 1998, the Company issued 60,000 shares of Common Stock to Roulston Ventures Limited Partnership in a private placement transaction for an aggregate purchase price of $210,000, or $3.50 per share.

       At December 31, 1998, the Company had outstanding stock options to an officer totaling 25,000 shares at $5.00 per share which were awarded in February, 1997 at the then fair market value of the shares. These options are not part of the options plans adopted June 24, 1998 (Note 3). These options expire in February, 2000. None of these options were exercised during 1999 or 1998.

    On October 1, 1999, the Company signed an interest-only note with Roulston Ventures Limited Partnership (RVLP) for $150,000. Repayment of principal to be made on October 1, 2000. At any time up to the maturity date, RVLP has the right to convert the debt into shares of common stock at $5.50 per share.

NOTE 3 - STOCK OPTION PLANS
---------------------------

       Effective June 24, 1998, the Company adopted the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value at the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable one year after the date of grant. At December 31, 1999, 23,000 of the 30,000 options, issued in 1998 at $3.50, remained outstanding. In 1999, 7,000 shares were exercised in 1999 by a former officer of the Company. An additional 13,000 shares were exercised in January, 2000 by the same option holder. In 1999, an additional 10,000 options were granted at $5.50 per share. These options were not exercisable at December 31, 1999.

       Additionally, effective June 24, 1998, the company adopted the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grants under the plan. Each option is exercisable one year after the date of grant and expires five years after the date of grant. Each eligible directors receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock on the date of the annual meeting and 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended. Each option shall be at fair market value on the date of the grant. At December 31, 1999, 74,850 shares with exercise price ranging from $2.37 to $8.75 ($4.58 weighted average) were outstanding, 17,100 of which were exercisable. At December 31, 1998, 17,100 shares with exercise price ranging from $2.37 to $3.75 ($3.50 weighted average) were outstanding, none of which were exercisable.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------



NOTE 3 - STOCK OPTION PLANS (Continued)
---------------------------------------

       A summary of option activity under the plans follows:

                                     Number of        Weighted
                                    Shares Under   Average Option
                                      Option            Price
                                    ------------   --------------
Outstanding at January 1, 1998             -           $    -
    Granted                           47,100           $ 3.50
    Exercised                              -           $    -
    Canceled                               -           $    -
                                      ------

Outstanding at December 31, 1998      47,100           $ 3.50
    Granted                           34,750           $ 5.82
    Exercised                         (7,000)          $ 3.50
    Canceled                               -           $    -
                                      ------

Outstanding at December 31, 1999      74,850           $ 4.58
                                      ======           ======


       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's stock options granted is not less than fair market price of the shares at the date of grant, no compensation is recognized in the financial statements.

       Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 5.19% and 4.52% for 1999 and 1998, respectively, an expected life of the options of five years, no expected dividend yield and a volatility factor of 10%.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

NOTE 3 - STOCK OPTION PLANS (Continued)
---------------------------------------

       Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for 1999 and 1998 would have been as follows:

                                                  1999            1998
                                               ----------      ---------
               Net Income
                   As reported                 $ (411,334)     $ 124,247
                                               ==========      =========
                   Pro forma                     (473,466)     $ 103,739
                                               ==========      =========

               Basic earnings per share:
                   As reported                 $     (.24)     $     .07
                                               ==========      =========
                   Pro forma                   $     (.28)     $     .06
                                               ==========      =========
               Diluted earnings per share:
                   As reported                 $     (.24)     $     .07
                                               ==========      =========
                   Pro forma                   $     (.28)     $     .06
                                               ==========      =========


NOTE 4 - LINE OF CREDIT
-----------------------

       The Company has a line of credit with maximum borrowings of $750,000. The note provides for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate (8.5% and 7.75% at December 31, 1999 and 1998, respectively). The debt agreement contains certain restrictive terms and covenants. The Company was in compliance with its covenants at December 31, 1999 and 1998. The debt is secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 1999 and 1998 was $668,720 and $450,000, respectively.

NOTE 5 - LONG TERM DEBT
-----------------------

                                                  1999             1998
                                                --------         ---------
       9%, note payable to bank with
       interest only until March,
       1998 then payable in monthly
       installments of $10,407
       including interest, final
       payment due October, 2002,
       secured by substantially all
       real estate, inventory and
       equipment of the Company.                $315,741         $406,982

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------


NOTE 5 - LONG TERM DEBT (Continued)
-----------------------------------

                                                          1999         1998
                                                       --------     --------
       6.29%, note secured by equipment payable
       in 24 monthly installments of $1,067
       Final payment due December, 2001.               $ 26,658     $     --

       Unsecured note payable to Roulston Ventures
       L.P. Interest only payable quarterly at 8%
       Balance due October 1, 2000. Convertible to
       common stock at note holders option on or
       before due date. Convertible at $5.50 per
       share.                                           150,000           --

       Note payable to bank payable in monthly
       installments of $3,143 including interest
       at prime plus 0.75% ( prime was 8.50% and
       7.75% at December 31, 1999 and December 31,
       1998, respectively), final payment due
       March, 2004, secured by substantially all
       real estate, inventory and equipment of the
       Company.                                         132,478      147,251

       7.76%, note payable to bank with maximum
       borrowings of $378,000. Advances as of
       December 31, 1998 of $45,418. Final payment
       due May, 2002, secured by substantially all
       real estate, inventory and equipment of the
       Company.                                         315,827       45,418

       8.31%, secured by equipment, payable in
       monthly installments of $4,675 including
       interest, final payment due September, 1999            -       41,121
                                                       --------     --------
                                                        940,704      640,772
       Less:  Current Portion                           413,338      228,813
                                                       --------     --------
                                                       $527,366     $411,959
                                                       ========     ========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

NOTE 5 - LONG TERM DEBT (Continued)
-----------------------------------

       Following is a summary of future maturities of long term debt as of December 31, 1999:

           2000                            $413,338
           2001                             282,753
           2002                             202,248
           2003                              35,497
           2004                               6,868
           ----                            --------
                                           $940,704
                                           ========

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

                                                      1999              1998
                                                   -----------      -----------
    Net sales, including geographic transfers
       United States                               $ 2,530,123      $ 2,556,634
       Canada                                          936,002          845,643
       Geographic transfers                            (26,327)        (180,515)
                                                   -----------      -----------
                                                   $ 3,439,798      $ 3,221,762
                                                   ===========      ===========
    Income (Loss) from operations:
       United States                               $   (72,442)     $   209,212
       Canada                                         (234,932)            (998)
                                                   -----------      -----------

    (Loss) Income from operations                     (307,374)         208,214
    Interest expense                                  (106,268)         (88,170)
    Interest income                                      2,308            4,203
                                                   -----------      -----------

    Income from operations before income taxes     $  (411,334)     $   124,247
                                                   ===========      ===========

    Identifiable assets:
       United States                               $ 4,736,800      $ 4,595,411
       Canada                                                -          117,999
                                                   -----------      -----------

                                                   $ 4,736,800      $ 4,713,410
                                                   ===========      ===========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

NOTE 8 - LEASES
---------------

       In March 1999, the Company entered into an operating lease agreement for a lift truck for a period of 60 months at $1,710 per month. Lease payments in 1999 amounted to $17,100. Total lease payments are $102,600 over the life of the lease.

       Below is a five year scheduled of minimum lease payments.

                   2000                  $20,520
                   2001                   20,520
                   2002                   20,520
                   2003                   20,520
                   2004                  $ 3,420

NOTE 9- INCOME TAXES
--------------------

       Income taxes on continuing operations include the following:

                                       1999          1998
                                      ------        ------
           Currently payable          $   -         $   -
           Deferred                       -             -
                                      -----         -----

               Total                  $   -         $   -
                                      =====         =====

       A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:


                                                       1998                           1999
                                               ---------------------         ---------------------

                                                              % of                           % of
                                                             Pretax                         Pretax
                                                 Income      Amount            Income       Amount
                                                 ------      ------            ------       ------
Income taxes per
   statement of income                         $    -0-        0%            $     -0-         0%
Tax rate differences resulting from:
   Income taxes applicable to
       Canadian income at rate
       different from U.S. rate                       -        -%                    -         -%
   Income (loss) for financial reporting
       purpose without tax expense or
       benefit. Utilization of loss carry-
       forward (unavailable for carryback
       against prior income taxes paid)          42,244       34%             (139,854)     (34)%
                                               --------       --             ---------      ---

   Income taxes at statutory rate              $ 42,244       34%            $(139,854)     (34)%
                                               ========       ==             =========      ===


                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------


NOTE 9 - INCOME TAXES (continued)
---------------------------------

       For United States tax purposes, the Company has available at December 31, 1999, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

             Amount of Unused Operating        Expiration During Year Ended
                Loss Carryforwards                     December 31,
             --------------------------        ----------------------------

                     $   48,000                            2007
                      1,553,000                            2008
                        480,000                            2009
                        773,000                            2010
                        131,000                            2012
                        650,000                            2019
                     ----------
                     $3,635,000
                     ==========

       Future United States taxes may also be reduced by a capital loss carryforwards of approximately $59,000 which expire in 2000. Utilization of the net operating loss and capital loss carryforwards is contingent upon the Company having sufficient taxable income and capital gains, in the future.

       The Company's deferred tax assets and liabilities at December 31, 1999 and 1998 consist of:

                                            1999              1998
                                        -----------      -----------

             Deferred tax asset         $ 1,256,000      $ 1,035,000
             Valuation allowance         (1,083,000)        (923,000)
             Deferred tax liability        (173,000)        (112,000)
                                        -----------      -----------
                                        $         -      $         -
                                        ===========      ===========

       Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss and capital loss carryforwards. No deferred taxes are reflected in the balance sheet at December 31, 1999 and 1998 due to a valuation allowance. As of December 31, 1999 and 1998, the Company recognized a $160,000 increase and $35,000 decrease in the valuation allowance.

NOTE 10 - PROFIT SHARING PLAN
-----------------------------

       Effective January 1, 1999, American Stone Corporation adopted a 401(k) profit-sharing plan (the Plan) offered to employees with more than one year of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a match of 50% of employee contributions to the Plan up to 6% of employee wages. Company contributions to the plan in 1999 were $7,800.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-KSB as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

                  The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

AMERICAN STONE INDUSTRIES, INC.


By: /s/ James M. Rallo
   ----------------------------------------------
        James M. Rallo, Interim President and
        Chief Executive Officer
Date: March 30, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James M. Rallo                               By: /s/ Jacquita K. Hauserman
  ----------------------------------------------       -----------------------------------------------
         James M. Rallo, Interim President and               Jacquita K. Hauserman, Director
         Chief Executive Officer (Principal          Date: March 30, 2000
         Executive Officer)
Date: March 30, 2000


By: /s/ Enzo Costantino                              By: /s/ Michael J. Meier
  ----------------------------------------------       -----------------------------------------------
         Enzo Costantino, Treasurer and Director             Michael J. Meier, Secretary and Director
         (Principal Accounting Officer and           Date: March 30, 2000
         Principal Financial Officer)
Date: March 30, 2000


By: /s/ Thomas H. Roulston II                        By: /s/ Timothy I. Panzica
  ----------------------------------------------       -----------------------------------------------
         Thomas H. Roulston II, Chairman                     Timothy I. Panzica, Director
         of the Board                                Date: March 30, 2000
Date: March 30, 2000


By: /s/ Glen Gasparini                               By: /s/ Louis Stokes
  ----------------------------------------------       -----------------------------------------------
        Glen Gasparini, Director                             Louis Stokes, Director
Date: March 30, 2000                                 Date: March 30, 2000

                                  EXHIBIT INDEX


Exhibit Number                 Description of Document
--------------                 -----------------------

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

     10.8         Share Purchase Option Agreement between TMT
                  Masonry, Ltd., Roulston Ventures Limited
                  Partnership and the Company                             (A)

Exhibit Number                 Description of Document
--------------                 -----------------------

     10.9         Share Purchase Option Agreement between TMT
                  Masonry, Ltd., Roulston Ventures Limited
                  Partnership and the Company, dated November 22,
                  1996                                                    (C)

     10.10        Business Loan Agreement between American Stone
                  Corporation and FirstMerit Bank, N.A. dated
                  November 10, 1997                                       (D)

     10.11        Modification of Mortgage between American Stone
                  Corporation and FirstMerit Bank, N.A., dated
                  November 10, 1997                                       (D)

     10.12        Modification of Mortgage between American Stone
                  Corporation and FirstMerit Bank, N.A., dated
                  November 10, 1997                                       (D)

     10.13        Commercial Security Agreement between American
                  Stone Corporation and FirstMerit Bank, N.A., dated
                  November 10, 1997                                       (D)

     10.14 8.00% Convertible Subordinated Note Due October 1, 2002, issued by the Company to Roulston Ventures Limited Partnership.

     10.15        Amendment to Business Loan Agreement, dated
                  November 23, 1999, between American Stone
                  Corporation and FirstMerit Bank, N. A.

    *10.16        American Stone Industries, Inc. 1998 Management
                  Stock Option Plan                                       (B)

    *10.17        American Stone Industries, Inc. 1998 Non-Employee
                  Director Stock Option Plan                              (B)

     10.18        FirstMerit Bank, N.A., Defined Contribution Master
                  Plan and Trust Agreement                                (E)

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

(E) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 1998.