Form 10QSB
period 2000-03-31
AMERICAN STONE INDUSTRIES INC
filed 2000-05-08
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

                              For the quarterly period ended      March 31, 2000
                                                                  --------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

                              For the transition period from       to
                                                             ------   ------


                              Commission file number        0-22375
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

       1,736,364
----------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999.........................1

Consolidated Statements of Income
         Three Months Ended March 31, 2000 and 1999...................2

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999...................3

Notes to Consolidated Financial Statements............................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................5


PART II.   OTHER INFORMATION
----------------------------


Item 6.  Exhibits and Reports on Form 8-K.............................7

Signatures        ....................................................8

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------
                                                                                 March 31,                December 31,
                                                                                    2000                      1999
                                                                               -------------             -------------
Current Assets                                                                   (Unaudited)                (Audited)
--------------
      Cash                                                                     $      92,364             $      50,378
      Accounts receivable                                                            686,373                   683,784
      Inventory                                                                    1,108,397                   901,101
      Prepaid expenses                                                                27,693                    54,876
                                                                               -------------             -------------
          Total Current Assets                                                     1,914,827                 1,690,139
                                                                               -------------             -------------

Property. Plant and Equipment, Net - At Cost                                       2,932,589                 3,001,369
--------------------------------------------                                   -------------             -------------

Other Assets                                                                          81,663                    54,932
------------                                                                   -------------             -------------
                                                                               $   4,929,079             $   4,746,440
                                                                               =============             =============
                                  LIABILITIES
                                  -----------
Current Liabilities
-------------------
      Notes payable, bank line of credit                                       $     738,835             $     668,720
      Current portion of notes payable                                               416,057                   413,338
      Accounts payable                                                               339,904                   303,740
      Accrued liabilities                                                            269,626                   190,707
                                                                               -------------             -------------
          Total Current Liabilities                                                1,764,422                 1,576,505
                                                                               -------------             -------------

Long Term Liabilities                                                                464,576                   527,366
---------------------                                                          -------------             -------------
                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value, 20 million shares authorized 1,736,364 and
      1,723,364 issued and outstanding at March 31, 2000
      and December 31, 1999, respectively                                              1,736                     1,723
Additional capital                                                                 3,919,938                 3,874,451
Retained earnings (deficit)                                                       (1,221,593)               (1,233,605)
                                                                               -------------             -------------
                                                                                   2,700,081                 2,642,569
                                                                                ------------              ------------

                                                                               $   4,929,079             $   4,746,440
                                                                               =============             =============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------


                                             2000               1999
                                          -----------       -----------
                                          (Unaudited)       (Unaudited)

Net Sales                                  $ 589,913         $ 633,905
---------

Cost of Sales                                394,268           417,690
-------------                              ---------         ---------

Gross Profit                                 195,645           216,215
------------

Selling, General and Administrative
-----------------------------------
      Expenses                               146,242           183,733
      --------                             ---------         ---------

Income From Operations                        49,403            32,482
----------------------

Other Income (Expense)
----------------------
      Interest income                              -             1,147
      Interest expense                       (37,391)          (24,687)
                                           ---------         ---------
                                             (37,391)          (23,540)
                                           ---------         ---------

Income Before Income Taxes                    12,012             8,942
--------------------------                 ---------         ---------

Provision For Income Taxes                         -                 -
--------------------------                 ---------         ---------

Net Income                                 $  12,012         $   8,942
----------                                 ---------         ---------

Net Income Per Common Share
---------------------------
      Basic                                $     .01         $     .01
                                           =========         =========
      Diluted                              $     .01         $     .01
                                           =========         =========


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------


                                                                          2000                     1999
                                                                        ----------             -----------
                                                                       (Unaudited)             (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
      Net income (loss)                                                 $   12,012             $     8,942
                                                                        ----------             -----------
      Noncash items included in income
          Depreciation and amortization                                     77,238                  47,954
          Accounts receivable                                               (2,589)                 (1,852)
          Inventory                                                       (207,296)               (157,104)
          Prepaid expenses                                                  27,183                   7,433
          Accounts payable - trade                                          36,164                  95,033
          Accrued expenses                                                  78,919                  31,438
                                                                        ----------             -----------

              Total Adjustments                                              9,619                  22,902
                                                                        ----------             -----------

Net Cash Used In Operating Activities                                       21,631                  31,844
-------------------------------------

Cash Flows From Investing Activities                                       (35,189)               (300,176)
------------------------------------

Cash Flows From Financing Activities                                        55,544                 240,581
------------------------------------                                    ----------             -----------

Net Increase (Decrease) in Cash                                             41,986                 (27,751)
-------------------------------

Cash - Beginning of Period                                                  50,378                 196,942
--------------------------                                              ----------             -----------

Cash - End of Period                                                    $   92,364               $ 169,191
--------------------                                                    ==========             ===========

Supplemental Disclosure of Cash Flows
-------------------------------------
      Information
      -----------
          Interest paid                                                 $   37,400              $   24,700
          Income taxes paid                                             $       -0-             $       -0-






                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                                                               Three Months Ended March 31,
                                                                                2000                 1999
                                                                             -----------          -----------
   Net sales, including geographic transfers
      United States                                                          $   508,473          $   510,756
      Canada                                                                      81,440              148,569
      Geographic transfers                                                          -                 (25,420)
                                                                             -----------          -----------
                                                                             $   589,913          $   633,905
                                                                             ===========          ===========
   Income from operations:
      United States                                                          $    49,403          $    63,096
      Canada                                                                        -                 (30,614)
                                                                             -----------          -----------

   Income from operations:                                                        49,403               32,482
   Interest expense                                                              (37,391)             (24,687)
   Interest income                                                                  -                   1,147
                                                                             -----------          -----------

   Income (loss) from operations before income taxes                         $    12,012          $     8,942
                                                                             ===========          ===========

   Identifiable assets:
      United States                                                          $ 4,929,079          $ 4,727,570
      Canada                                                                        -                 361,835
                                                                             -----------          -----------
                                                                             $ 4,929,079          $ 5,089,405
                                                                             ===========          ===========

ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

   Net sales for the first quarter of 2000 were $589,913, down 7% compared with $633,905 for the first quarter of 1999. The sales decrease reflected the Company's previously disclosed intention to increase its profit margin targets and not to take on new business that does not meet those targets. In addition, the Company ended the quarter with a substantial order backlog of more than $1.2 million. Demand for stone products in the Company's primary market, the Great Lakes region, is normally low in the first quarter compared with the rest of the year due to the cold weather.

   Gross profit percentage for the first quarter of 2000 decreased slightly to 33% compared with 34% in the same period a year ago.

   Selling, general and administrative expenses continued to decline as a percentage of net sales, falling from 29% in the first quarter of 1999 to 25% in the latest quarter due to cost-control efforts.

   Net other expense for the first quarter of 2000 was $37,391, compared with $23,540 for the first quarter of 1999. This was due to an increase in interest expense associated with increased borrowings during the second half of 1999 for new equipment and working capital.

   Net income for the first quarter of 2000 was $12,012, compared with net income of $8,942 for the first quarter of 1999. Earnings in the stone quarrying industry are normally the weakest in the first quarter of the year when cold weather restricts operations and reduces demand for stone.

LIQUIDITY AND SOURCES OF CAPITAL

   The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at March 31, 2000 and December 31, 1999 was $738,835 and $668,720 respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      -------------------------------------


YEAR 2000

   The Company has completed its Year 2000 remediation efforts and, since January 1, 2000, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, the Company is aware of some remaining future dates that could potentially cause computer system problems, and is continuing to monitor its mission critical computer applications to ensure that any problems are addressed promptly.

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

                           PART II. OTHER INFORMATION
                           --------------------------


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



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: May 5, 2000                                   /s/ James M. Rallo
      --------------------                          -------------------------
                                                    James M. Rallo, President


Date: May 5, 2000                                   /s/ Enzo Costantino
      --------------------                          -------------------------
                                                    Enzo Costantino, Chief
                                                    Financial Officer