Form 10QSB
period 2000-06-30
AMERICAN STONE INDUSTRIES INC
filed 2000-08-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

                           For the quarterly period ended      June 30, 2000
                                                          ----------------------


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----

                           For the transition period from _________ to _________


                           Commission file number           0-22375
                                                  ------------------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                 13-3704099
---------------------------------       ----------------------------------------
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

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

          1,736,364
------------------------------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999................................1

Consolidated Statements of Income
         Three Months Ended June 30, 2000 and 1999..........................2
         Six Months Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999............................3

Notes to Consolidated Financial Statements..................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................5


PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................7

Item 6.  Exhibits and Reports on Form 8-K...................................7

Signatures        ..........................................................8

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,         December 31,
                                                                      2000                1999
                                                                  -----------         ----------
                                                                                       (Audited)
Current Assets
    Cash and cash equivalents                                     $    47,972         $    50,378
    Accounts receivable                                               733,593             683,784
    Inventory                                                       1,076,567             901,101
    Prepaid expenses                                                   27,881              54,876
                                                                  -----------         -----------
           Total Current Assets                                     1,886,013           1,690,139
                                                                  -----------         -----------

Property, Plant and Equipment, Net - At Cost                        2,917,916           3,001,369
                                                                  -----------         -----------

Other Assets                                                           79,603              54,932
                                                                  -----------         -----------
                                                                  $ 4,883,532         $ 4,746,440
                                                                  ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Notes payable, bank line of credit                            $   738,835         $   668,720
    Current portion of notes payable                                  433,932             413,338
    Accounts payable                                                  244,544             303,740
    Accrued liabilities                                               210,962             190,707
                                                                  -----------         -----------
           Total Current Liabilities                                1,628,273           1,576,505
                                                                  -----------         -----------

Long Term Liabilities                                                 413,942             527,366
                                                                  -----------         -----------


                              SHAREHOLDERS' EQUITY

Common Stock, $.001 par value, 20 million shares
    authorized 1,736,364 and 1,723,364 issued and
    outstanding at June 30, 2000 and December 31,
    1999, respectively                                                  1,736               1,723
Additional capital                                                  3,919,938           3,874,451
Retained earnings (deficit)                                        (1,080,357)         (1,233,605)
                                                                  -----------         -----------
                                                                    2,841,317           2,642,569
                                                                  -----------         -----------
                                                                  $ 4,883,532         $ 4,746,440
                                                                  ===========         ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended                      Six Months Ended
                                                June 30,                               June 30,
                                     -------------------------------         -------------------------------
                                        2000               1999                 2000                 1999
                                     (Unaudited)        (Unaudited)          (Unaudited)         (Unaudited)
                                     -----------         -----------         -----------         -----------

Net sales                            $ 1,073,354         $   987,416         $ 1,663,267         $ 1,621,321

Cost of sales                            711,088             735,295           1,105,356           1,152,985
                                     -----------         -----------         -----------         -----------

    Gross Profit                         362,266             252,121             557,911             468,336

Selling, general and

    administrative expenses              187,961             220,660             334,203             404,393
                                     -----------         -----------         -----------         -----------

Income (loss) from operations            174,305              31,461             223,708              63,943
                                     -----------         -----------         -----------         -----------

Other income (expense)
    Interest income                            -                 555                   -               1,702
    Interest expense                     (33,069)            (29,631)            (70,460)            (54,318)
                                     -----------         -----------         -----------         -----------
                                         (33,069)            (29,076)            (70,460)            (52,616)
                                     -----------         -----------         -----------         -----------

Income before income taxes               141,236               2,385             153,248              11,327

Provision for (recovery of)
    income taxes                               -                   -                   -                   -
                                     -----------         -----------         -----------         -----------

       Net Income                    $   141,236         $     2,385         $   153,248         $    11,327
                                     ===========         ===========         ===========         ===========

Net income per common share
       Basic                         $       .08         $       .00         $       .09         $       .01
                                     ===========         ===========         ===========         ===========
       Diluted                       $       .08         $       .00         $       .09         $       .01
                                     ===========         ===========         ===========         ===========





                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                             2000              1999
                                                         -----------       -----------
                                                          (Unaudited)       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                            $ 153,248         $  61,235
                                                          ---------         ---------
    Noncash items included in income
      Depreciation and amortization                         143,728           102,631
      Accounts receivable                                   (49,809)           25,451
      Inventory                                            (175,466)         (121,908)
      Prepaid expenses                                       26,995           (60,061)
      Other assets                                          (24,671)                -
      Accounts payable - trade                              (59,196)           91,725
      Accrued expenses                                       20,255            60,467
                                                          ---------         ---------
      Total Adjustments                                    (118,164)           98,305
                                                          ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                        35,084           159,540


CASH FLOWS FROM INVESTING ACTIVITIES                        (60,275)         (447,598)


CASH FLOWS FROM FINANCING ACTIVITIES                         22,785           270,814
                                                          ---------         ---------


NET (DECREASE) INCREASE IN CASH                              (2,406)          (17,244)

CASH - BEGINNING OF PERIOD                                   50,378           196,942
                                                          ---------         ---------


CASH - END OF PERIOD                                      $  47,972         $ 179,698
                                                          =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
    INFORMATION
      Interest paid                                       $  70,500         $  54,300
      Income taxes paid                                   $     -0-         $     -0-


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

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

                                                             Six Months Ended June 30,
                                                         -------------------------------
                                                             2000               1999
                                                         -----------         -----------
Net sales, including geographic transfers
   United States                                         $ 1,506,719         $ 1,330,978
   Canada                                                    156,548             341,775
   Geographic transfers                                            -             (51,432)
                                                         -----------         -----------
                                                         $ 1,663,267         $ 1,621,321
                                                         ===========         ===========
Income (loss) from operations:

   United States                                         $   223,708         $    97,767
   Canada                                                          -             (33,824)
                                                         -----------         -----------
Income (loss) from operations:                               223,708              63,943
Interest expense                                             (70,460)            (54,318)
Interest income                                                    -               1,702
                                                         -----------         -----------
Income (loss) from operations before income taxes        $   153,248         $    11,327
                                                         ===========         ===========

Identifiable assets:
   United States                                         $ 4,883,532         $ 4,894,561
   Canada                                                          -             253,182
                                                         -----------         -----------
                                                         $ 4,883,532         $ 5,147,743
                                                         ===========         ===========

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the second quarter of 2000 were $1,073,354, up 9% compared with $987,416 for the second quarter of 1999. For the six months ended June 30, 2000, net sales were $1,663,267 up 3% when compared to the same period in 1999. The sales increase for the second quarter and six months ended June 30, 2000 was due to production for new projects at Oberlin College, Bethany College and the New York State Assembly and increased demand for the Company's slab stone and stock products.

      Gross profit percentage for the second quarter of 2000 increased to 34% compared with 26% in the same period a year ago. The gross profit percentage for the first six months ended June 30, 2000 was 34%, compared to 29% for the same period for the prior year. The margin improvement was due to better pricing, manufacturing efficiencies, workflow scheduling and utilization of new equipment.

      Selling, general and administrative expenses continued to decline as a percentage of net sales, falling from 22% in the second quarter of 1999 to 18% in the latest quarter due to the increased sales volume. For the six months ended June 30, 2000 the selling, general and administrative expenses as a percentage of net sales was 20% compared to 25% for the same period in 1999 due to cost control measures.

      Net other expense for the second quarter of 2000 was $33,069 compared with $29,076 for the second quarter of 1999. For the first six months ended June 30, 2000, net other expenses were $70,460, compared to $52,616 for the same period in 1999. This was due to an increase in interest expense associated with borrowings during the second half of 1999 for new equipment and for working capital.

      Net income for the second quarter of 2000 was $141,236 compared with net income of $2,385 for the second quarter of 1999. For the six months ended June 30, 2000, the net income was $153,248, compared to $11,327 for the same period of 1999. Earnings in the stone quarrying industry are normally the weakest in the first quarter of the year when cold weather restricts operations and reduces demand for stone.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at June 30, 2000 and December 31, 1999 was $738,835 and $668,720 respectively.

      Subsequent to the end of the second quarter of 2000, the Company received $900,000 in cash from the private placement of 200,000 shares of newly issued common stock. The shares were acquired by Roulston Venture Capital Limited Partnership at $4.50 per share in a transaction approved by a majority of the independent members of the Board.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on April 19, 2000. At the Annual Meeting, the Company's Stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                              For              Against               Abstain
                                              ---              -------               -------

         Enzo Costantino                   1,402,506              -                      32
         Glen Gasparini                    1,402,506              -                      32
         Jacquita K. Hauserman             1,402,506              -                      32
         Michael J. Meier                  1,402,506              -                      32
         Timothy I. Panzica                1,402,506              -                      32
         Thomas H. Roulston II             1,402,506              -                      32
         Louis Stokes                      1,402,506              -                      32

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

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: August 1, 2000                   /s/ James M. Rallo
      -------------------              -----------------------------------------
                                       James M. Rallo,  President


Date: August 1, 2000                   /s/ Enzo Costantino
      -------------------              -----------------------------------------
                                       Enzo Costantino, Chief Financial Officer