Form 10QSB
period 2000-09-30
AMERICAN STONE INDUSTRIES INC
filed 2000-11-13
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF 1934

                         For the quarterly period ended    September 30, 2000
                                                          --------------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

                         For the transition period from        to
                                                        ------    -------

                         Commission file number    0-22375
                                                --------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    13-3704099
-----------------------------------            ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. X  YES      NO
                                                         ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,936,364
---------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999......................1

Consolidated Statements of Income
         Three Months Ended September 30, 2000 and 1999
         Nine Months Ended September 30, 2000 and 1999.................2

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999.................3

Notes to Consolidated Financial Statements.............................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................5


PART II.   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................7

Signatures        .....................................................8

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS


                                                                                September 30,            December 31,
                                                                                    2000                    1999
                                                                                -------------            ------------
                                                                                (Unaudited)                 (Audited)
Current Assets
    Cash and cash equivalents                                                   $    545,160             $      50,378
    Accounts receivable                                                              766,998                   683,784
    Inventory                                                                        916,204                   901,101
    Prepaid expenses                                                                  27,459                    54,876
                                                                              --------------            --------------
           Total Current Assets                                                    2,255,821                 1,690,139
                                                                                ------------              ------------

Property, Plant and Equipment, Net - At Cost                                       3,120,187                 3,001,369
                                                                                ------------              ------------

Other Assets                                                                          77,266                    54,932
                                                                              --------------            --------------
                                                                                 $ 5,453,274               $ 4,746,440
                                                                                 ===========               ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes payable, bank line of credit                                          $    444,684              $    668,720
    Current portion of notes payable                                                 438,119                   413,338
    Accounts payable                                                                 257,761                   303,740
    Accrued liabilities                                                              192,781                   190,707
                                                                               -------------             -------------
           Total Current Liabilities                                               1,333,345                 1,576,505
                                                                                ------------              ------------

Long Term Liabilities                                                                337,512                   527,366
                                                                               -------------             -------------


Shareholders' Equity
    Common Stock, $.001 par value, 20 million shares authorized 1,936,364 and
       1,723,364 issued and outstanding at September 30, 2000
       and December 31, 1999, respectively                                             1,936                     1,723
Additional capital                                                                 4,819,738                 3,874,451
Retained earnings (deficit)                                                       (1,039,257)               (1,233,605)
                                                                                ------------              ------------
                                                                                   3,782,417                 2,642,569
                                                                                ------------              ------------
                                                                                 $ 5,453,274               $ 4,746,440
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

                       AMERICAN STONE INDUSTRIES, INC.
                       -------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------


                                                         Three Months Ended                       Nine Months Ended
                                                              September 30,                          September 30,
                                                       -----------------------                  ----------------------
                                                     2000               1999                   2000              1999
                                                  (Unaudited)        (Unaudited)            (Unaudited)       (Unaudited)
                                                  -----------        -----------            -----------       -----------

Net sales                                         $1,061,761          $ 960,906             $2,725,028        $2,582,227

Cost of sales                                        832,964            885,208              1,938,320         2,038,193
                                                ------------         ----------            -----------       -----------

    Gross Profit                                     228,797             75,698                786,708           544,034

Selling, general and
    administrative expenses                          189,371            264,546                523,574           668,939
                                                ------------         ----------           ------------      ------------

Income (loss) from operations                         39,426           (188,848)               263,134          (124,905)
                                               -------------         ----------           ------------      ------------

Other income (expense)
    Gain on sale of property                          25,000               -                    25,000              0
    Interest income                                    7,171               -                     7,171             1,702
    Interest expense                                 (30,497)           (20,594)              (100,957)          (74,912)
                                               -------------        -----------           ------------     -------------
                                                       1,674            (20,594)               (68,786)          (73,210)
                                              --------------        -----------          -------------     -------------

Income before income taxes                            41,100           (209,442)               194,348          (198,115)

Provision for (recovery of)
    income taxes                                        -                  -                      -                 -
                                              --------------        -----------          -------------     -------------

       Net Income                               $     41,100         $ (209,442)           $   194,348       $  (198,115)
                                                ============         ==========            ===========       ===========

Net income per common share
       Basic                                 $           .02         $     (.12)       $           .11   $          (.12)
                                             ===============         ==========        ===============   ===============
       Diluted                               $           .02         $     (.12)       $           .11   $          (.12)
                                             ===============         ==========        ===============   ===============


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------

                                                                                        2000                 1999
                                                                                       --------             ------
                                                                                      (Unaudited)           (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
    Net income                                                                         $ 194,348             $(198,115)
                                                                                       ---------             ---------
    Noncash items included in income
      Depreciation and amortization                                                      226,661               181,080
      Gain on sale of property                                                           (25,000)                 -
      Accounts receivable                                                                (83,214)               34,424
      Inventory                                                                          (15,103)              (54,315)
      Prepaid expenses                                                                    27,417               (50,277)
      Other assets                                                                       (22,334)                 -
      Accounts payable - trade                                                           (45,979)               72,323
      Accrued expenses                                                                     2,074                26,907
                                                                                    ------------           -----------
      Total Adjustments                                                                   64,522               210,142
                                                                                     -----------            ----------


Net Cash Used In Operating Activities                                                    258,870                12,027
-------------------------------------


Cash Flows From Investing Activities                                                    (320,479)             (506,902)
------------------------------------


Cash Flows From Financing Activities                                                     556,391               485,449
------------------------------------                                                  ----------            ----------


Net Increase (Decrease) in Cash                                                          494,782                (9,426)
--------------------------------


Cash - Beginning of Period                                                                50,378               196,942
--------------------------                                                           -----------            ----------


Cash - End of Period                                                                   $ 545,160             $ 187,516
--------------------                                                                   =========             =========


Supplemental Disclosure of Cash Flows
-------------------------------------
    Information
    -----------
      Interest paid                                                                    $ 101,000            $   75,000
      Income taxes paid                                                                $     -0-            $      -0-



                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

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


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                    2000                 1999
                                                                                    ----                 ----
      Net sales, including geographic transfers
         United States                                                            $2,518,545           $2,168,586
         Canada                                                                      206,483              438,946
         Geographic transfers                                                           -                 (25,305)
                                                                                  ----------           ----------
                                                                                  $2,725,028           $2,582,227
                                                                                  ==========           ==========
      Income (loss) from operations:
         United States                                                            $  263,134           $ (107,280)
         Canada                                                                         -                 (17,625)
      Income (loss) from operations:                                                 263,134             (124,905)
      Gain on sale of property                                                        25,000                 -
      Interest expense                                                              (100,957)             (74,912)
      Interest income                                                                  7,171                1,702
                                                                                  ----------           ----------
      Income (loss) from operations before income taxes                           $  194,348           $ (198,115)
                                                                                  ==========           ==========

      Identifiable assets:
         United States                                                            $5,453,274           $4,912,951
         Canada                                                                         -                 187,023
                                                                                  ----------           ----------
                                                                                  $5,453,274           $5,099,974
                                                                                  ==========           ==========

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

      Net sales for the third quarter of 2000 were $1,061,761, up 10.5% compared with $960,906 for the third quarter of 1999. For the nine months ended September 30, 2000, net sales were $2,725,028 up 5.5% when compared to the same period in 1999. The sales increase for the third quarter was due to production for a new building at Oberlin College and increased demand for the Company's slab stone and stock products. The sales increase for the nine months ended September 30, 2000, was due to production for the building at Oberlin College, increased demand for slab stone and stock products and restoration projects completed in the first half of 2000 at Bethany College and the New York State Assembly chamber.

      Gross profit percentage for the third quarter of 2000 increased to 22% compared with 8% in the same period a year ago. The gross profit percentage for the first nine months ended September 30, 2000, was 29%, compared to 21% for the same period for the prior year. The margin improvement was due to better pricing, manufacturing efficiencies, workflow scheduling and utilization of new equipment.

      Selling, general and administrative expenses decreased as a percentage of net sales to 18% in the third quarter of 2000 from 28% in 1999 due to cost control measures and increased sales volume. For the nine months ended September 30, 2000, selling, general and administrative expenses as a percentage of net sales were 19% compared to 26% for the same period in 1999.

      Net other income for the third quarter of 2000 was $1,674 compared with net expense of $20,594 for the third quarter of 1999. For the first nine months ended September 30, 2000, net other expense was $68,786, compared to $73,210 for the same period in 1999. The improvement in both the third quarter and nine-month periods was a result of higher interest income and a one-time gain on the sale of equipment offsetting an increase in interest expense.

      Net income for the third quarter of 2000 was $41,100 compared with a net loss of $209,442 for the third quarter of 1999. For the nine months ended September 30, 2000, the net income was $194,348, compared to a net loss of $198,115 for the same period of 1999. The improvement in earnings for the third quarter and the nine-month period was due to higher sales volume, effective cost-control measures, and an increase in net other income.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and FirstMerit Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at September 30, 2000 and December 31, 1999 was $444,684 and $668,720,
respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      -------------------------------------

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

      During the third quarter of 2000, the Company received $900,000 in cash from the private placement of 200,000 shares of newly issued common stock. The shares were acquired by Roulston Venture Capital Limited Partnership at $4.50 per share in a transaction approved by a majority of the independent members of the Board.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits
            --------
            27.1 Financial Data Schedule

      (b) There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         American Stone Industries, Inc.
-------------------------------------------------------------------------------
                                  (Registrant)


Date:  November 1, 2000                   /s/ James M. Rallo
       ------------------------           --------------------------------
                                          James M. Rallo,  President


Date:  November 1, 2000                   /s/ Enzo Costantino
       ------------------------           --------------------------------
                                          Enzo Costantino, Chief Financial
                                          Officer