Form 10KSB
period 2000-12-31
AMERICAN STONE INDUSTRIES INC
filed 2001-03-27
CIK 907033

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)
     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended    DECEMBER 31, 2000
                          ------------------------------------

                                       OR
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    ------------------

                         Commission file number 0-22375
                                                -------

                         AMERICAN STONE INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                       DELAWARE                              13-3704099
-------------------------------------------------    --------------------------
            (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation or Organization)               (Identification No.)


          8705 Quarry Road, Amherst, Ohio                      44001
-------------------------------------------------    ------------------------
       (Address of Principal Executive Offices)             (Zip Code)

                                 (440) 986-4501
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
   Title of Each Class                                  On Which Registered
   -------------------                                 ---------------------

                N/A                                     N/A
   --------------------------------          --------------------------------

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

Yes  X        No
   ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year:   $3,778,681

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 7, 2001 was approximately $4,281,771, computed on the basis of the last reported sale price per share ($4.688) of such stock on the Nasdaq Bulletin Board. For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock outstanding as of March 7, 2001 was 1,936,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB Reference                              Documents
---------------------                              ---------

Part III (Items 9, 10, 11 and 12)      Portions of the Registrant's
                                       Definitive Proxy Statement to be
                                       used in connection with its Annual
                                       Meeting of Stockholders to be held
                                       on April 18, 2001.

         Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 2000.

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

The Business.

                  The Company quarries, purchases and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce sandstone, which is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized throughout Ohio, the United States and Canada in such products as the following:

               Facility/Building                                  Location                             Date
               -----------------                                 -----------                          ------
The John Hancock Building                        Boston, Mass.  (U.S.A.)                               1948
U.S. Post Office                                 Cleveland, Ohio (U.S.A.)                              1934
Parliament Building                              Ottawa, Ontario (Canada)                              1865
                                                                                                  (rebuilt 1917)
City Hall                                        Buffalo, New York (U.S.A.)                            1930
U.S.  Bankruptcy Court                           Little Rock, Ark. (U.S.A.)                            1918
Oberlin College Campus                           Oberlin, Ohio (U.S.A.)                              1885-1943
Osgoode Hall -- Law courts of                    Toronto, Ontario (Canada)                             1857
Upper Canada
NHL Hockey Hall of Fame                          Toronto, Ontario (Canada)                             1885
County Courthouse                                Savannah, Ga. (U.S.A.)                                1889
St. James Cathedral                              Toronto, Ontario (Canada)                             1853
University of Pennsylvania                       Philadelphia, Penn. (U.S.A.)                        1874-1910
Oberlin College Science Building                 Oberlin, Ohio (U.S.A.)                                2001

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

                  This change is evidenced by the decline in the number of full-service (primary and secondary) competitors in the domestic market. Most new capital investment has occurred in Europe, India and China, with little occurring in North America. American Stone believes that its investment in high-tech equipment will enable the Company to compete domestically with both domestic and foreign competitors.

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

                               QUARRY TO END-USER

                  ----------------   Quarry   ---------------
                 |                 -----------               |

        Secondary Processor                           Primary Processor
 --------------------------                           --------------------------
                 |                                            |
                  ---------------   Installer ----------------
                                   -----------

                       -----   General Contractor   ------
                      |      -----------------------      |

                  Architect                           Distributor
               --------------                       ---------------
                      |                                   |
                       ----------   Designer   -----------
                                  -------------
                                       |

                                Purchasing Agent
                              ---------------------
                                       |
                                    End-User
                                  -------------

         For the period from 1996 to 2000, the Company's annual production of natural stone was as follows:

                  Raw Stone:
                  ---------                 (tons)

                  1996                       8,460
                  1997                       9,566
                  1998                      10,696
                  1999                      13,662
                  2000                      12,699

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

         Building Stone:
         ---------------

          -  Slabs       Ashlar          Landscaping
          -  Sills       Patio Stone     Tile
          -  Steps       Wallstone       Cutstone        Restoration (Cut Stone)

         Specialty Products:
         -------------------

          -  Cores (Oil & Gas Research)     Grindstones
          -  Breakwater Stone               Ornamental

Employees.

                  The Company has approximately 59 full-time employees, of which about 51 are hourly. The average hourly wage of the quarry personnel is approximately $12.50 per hour. The quarries are situated in geographic regions that have a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, the Company has a positive relationship with its employees.

Competition.

                  The Company competes in the natural dimensional stone market. More specifically, the Company competes against limestones and other sandstones. The Company's two biggest competitors consist of Briar Hill Stone Co. (Glenmont, OH -- about 50 employees) and Indiana Limestone Company (Bedford, IN -- about 200 employees). As a practical matter, when submitting proposals to provide Berea Sandstone to larger commercial sites, the Company competes with quarries throughout the United States and abroad.

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

Backlog.

                  As of December 31, 2000, the Company's backlog of orders was $213,000, as compared to a backlog of $432,000 for the period ending December 31, 1999. The Company is careful not to generate too large of a backlog of orders to assure that commitments can be fulfilled and to avoid supply problems.

                  In the opinion of Management, the decrease in the Company's backlog is merely due to the seasonal effect of sales and decreased throughput times made possible by previous investments.

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

Research and Development.

                  In the fiscal years ended December 31, 2000 and 1999, there were no research and development expenses.

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

                  In June 2000, the Company issued 200,000 shares of its Common Stock to Roulston Ventures Limited Partnership. The proceeds from the sale of the shares were used to acquire new equipment, pay off debt, and improve the overall cash position of the Company.

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

                  In summary, Management projects that the property has a total estimated dimensional stone reserve of 336 million cubic feet. In fiscal 2000, the Company extracted 177,600 cubic feet of dimensional stone and sold 97,300 cubic feet. In fiscal 1999, the Company extracted 190,000 cubic feet of dimensional stone and sold 85,000 cubic feet. In fiscal 1998, the Company extracted 149,601 cubic feet of dimensional stone and sold 85,655 cubic feet.

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

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 7, 2001.

            NAME                AGE                                       POSITION
            ----                ---                                       --------

Enzo Costantino                  39     Enzo  Costantino  has served as  Treasurer  of the  Company and as a Director since 1996.  Mr.  Costantino  has been  Secretary  and Treasurer of TMT since
                                        1994.  Prior to joining  TMT, Mr.  Costantino  was the  controller  of Daicon
                                        Contractors,  a general contractor located in Toronto,  Ontario, from 1989 to
                                        1994, and the cost accounting  manager for Canada  Packers,  a meat processor located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier                 46     Michael J. Meier has served as  Secretary  of the  Company  and as a Director since 1996.  He has been  Director of Finance  and IT,  Specialty  Resins and
                                        Formulators,  of PolyOne  Corporation  (NYSE:  POL)  since May 1999.  PolyOne
                                        Corporation,  with  revenues  in excess of $3  billion,  is an  international polymer  services  company with  headquarters  in Cleveland,  Ohio. Mr. Meier was  previously  Vice  President,  Chief  Financial  Officer,  Secretary  and
                                        Treasurer  of  Defiance,  Inc.  (Nasdaq  NM:  DEFI) from 1990 until  February
                                        1999.   Defiance,   a  supplier  of  products   and   services  to  the  U.S.
                                        transportation  industry, was purchased by General Chemical Group Inc. (NYSE:
                                        GCG) in February 1999.

James M. Rallo                   52     James M. Rallo has served as  President  and Chief  Executive  Officer  since
                                        August 1999.  Since 1993,  Mr.  Rallo has been the owner of MQS  Engineering,
                                        Inc.,  a firm  engaged  in light  manufacturing.  Mr.  Rallo  has also been a manufacturing  engineering  consultant to several companies in the Cleveland,
                                        Ohio area.

                  * The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. The trading symbol of the Common Stock is AMST. The following table shows the high and low daily closing prices for the Company's Common Stock for each quarter of 2000 and 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 1999                      High               Low
----------------------------                      ----               ---

First Quarter................................    $7.13              $3.69

Second Quarter...............................     7.75              5.75

Third Quarter................................     9.25              5.25

Fourth Quarter...............................     6.63              5.00


Year Ended December 31, 2000                      High               Low
----------------------------                      ----               ---

First Quarter................................    $6.63              $4.00

Second Quarter...............................     6.25              5.25

Third Quarter................................     6.25              4.00

Fourth Quarter...............................     5.00              3.63

                  As of March 7, 2001, there were approximately 93 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support growth.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Set forth below is a discussion of the principal factors that affected the Company's results of operations during each of the two most recent fiscal periods. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

COMPANY OVERVIEW
----------------

TOTAL REVENUE

         Total revenue increased by $338,883, or by 10%, from $3,439,798 in 1999 to $3,778,681 in 2000. The increase was due to a major architectural stone project along with higher sales of petroleum cores and slab, patio stone, stone treads and other standard products.

GROSS PROFIT

         Gross profit increased 65% from $685,374 in 1999 to $1,130,816 in 2000. Gross margin as a percentage of sales increased from 20% in 1999 to 30% in 2000. The increase was due to manufacturing efficiencies, better pricing and a focus on higher-margin business.

LOSS FROM CLOSING TYRRELL STONE DESIGN LTD.

         The Company incurred a one-time non-cash charge of $140,895 in the fourth quarter of 1999 to account for the closing of its Canadian subsidiary, Tyrrell Stone Design Ltd. The charge primarily consisted of the write-off of goodwill.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $9,925 to $841,928 in 2000 from $851,853 in 1999. As a percentage of total revenue, selling, general and administrative expenses decreased to 22% in 2000 from 25% in 1999. The decrease was due in large part to the effect of closing the Canadian subsidiary.

OTHER INCOME (EXPENSE)

         Interest expense increased from $106,268 in 1999 to $127,281 in 2000 due to increased borrowings late in 1999 for new equipment and working capital. Interest income increased from $2,308 to $12,710 as a result of proceeds from a private placement equity investment negotiated in June 2000, which increased cash and cash equivalents.

INCOME

         The Company had net income of $174,317 in 2000 compared with a net loss of $411,334 in 1999. The loss in 1999, which included the non-cash charge of $140,895 for closing the Company's Canadian subsidiary, was due primarily to inadequate pricing, high operating costs and cash management difficulties.

CASH FLOW AND LIQUIDITY

         The Company's primary source of liquidity in 1999 and 2000 was its bank line of credit providing maximum borrowings of $750,000, with interest payable monthly at a rate equivalent to the bank's prime lending rate (9.50% and 8.50% at December 31, 2000 and 1999, respectively). Borrowings under the credit agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balances at December 31, 2000 and 1999 were $444,684 and $668,720, respectively.

         In February 2001, the Company refinanced its bank line of credit. The new credit agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the bank's prime lending rate. Borrowings under the agreement are secured by substantially all real estate, inventory and equipment of the Company.

         In June 2000, the Company negotiated private placement equity investment of $900,000 from Roulston Venture Capital, L.P. The Partnership acquired 200,000 shares of newly issued common stock at $4.50 per share, the then-current market price, in a transaction approved by a majority of the independent members of the Board. Earlier, in September 1999, the Company negotiated a $150,000 loan from the Partnership in the form of an 8% note convertible to 27,273 shares of common stock at $5.50 per share, the then-current market price.

         Management believes that the Company does not currently have, and is not expected to have within the next 12 calendar months, any cash flow or liquidity problems. Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens or settlement obligations.

NEW SUBSIDIARY

         Subsequent to year-end 2000, the Company created a wholly owned subsidiary of the Company known as Amherst Stone at Cleveland Quarries, Inc. ("Amherst Stone"). Amherst Stone will act as a full-time distributor of Cleveland Quarries' sandstone products and other natural stone products and other natural stone products to northern Ohio builders and landscapers.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio


        We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Hobe & Lucas






Independence, Ohio
February 8, 2001

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                                     ASSETS

                                                                                           2000                   1999
                                                                                       -----------            --------
Current Assets
    Cash and cash equivalents                                                        $  232,972          $      50,378
    Accounts receivable, net of allowance for
        doubtful accounts of $55,322 - 2000 and
        $3,870 - 1999                                                                   677,020                683,784
    Prepaid expenses                                                                     32,221                 54,876
    Inventory                                                                         1,011,973                901,101
                                                                                     ----------          -------------
             Total current assets                                                     1,954,186              1,690,139
                                                                                     ----------           ------------

Property, Plant and Equipment, Net                                                    3,351,817              3,001,369
                                                                                     ----------           ------------

Other Assets
    Intangibles, Net of amortization                                                     38,680                 41,656
    Restricted cash                                                                      12,916                 12,276
    Deposits                                                                              1,000                  1,000
                                                                                   -------------        ---------------
                                                                                         52,596                 54,932
                                                                                   ------------         --------------
                                                                                     $5,358,599            $ 4,746,440
                                                                                     ==========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Bank line of credit                                                             $   444,684           $    668,720
    Current portion of notes payable                                                    447,280                413,338
    Accounts payable                                                                    271,765                303,740
    Accrued and withheld payroll
        and payroll taxes                                                                98,451                 27,281
    Accrued liabilities                                                                  65,658                163,426
                                                                                  -------------          -------------
             Total Current Liabilities                                                1,327,838              1,576,505
                                                                                    -----------           ------------

Long Term Liabilities
    Notes payable                                                                       268,375                527,366
                                                                                   ------------          -------------

Stockholders' equity
    Common stock, $.001 par value
        20 million shares authorized
        1,936,364 - 2000 and 1,723,364 - 1999
        shares issued and outstanding                                                     1,936                  1,723
    Additional paid-in capital                                                        4,819,738              3,874,451
    Accumulated deficit                                                              (1,059,288)            (1,233,605)
                                                                                    -----------           ------------
                                                                                      3,762,386              2,642,569
                                                                                    -----------           ------------
                                                                                    $ 5,358,599            $ 4,746,440
                                                                                    ===========            ===========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------


                                                                                           2000                   1999
                                                                                       -----------            --------
Sales                                                                                $3,778,681             $3,439,798


Cost of goods sold                                                                    2,647,865              2,754,424
                                                                                     ----------            -----------


Gross profit                                                                          1,130,816                685,374
                                                                                     ----------           ------------


Loss from closing Tyrrell Stone Design, Ltd.                                               -                   140,895
Selling and administrative expenses                                                     841,928                851,853
                                                                                    -----------           ------------
                                                                                        841,928                992,748
                                                                                    -----------           ------------


Income (loss) from operations                                                           288,888               (307,374)
                                                                                    -----------           ------------


Other Income/(Expense)
    Interest income                                                                      12,710                  2,308
    Interest expense                                                                   (127,281)              (106,268)
                                                                                    -----------           ------------
                                                                                       (114,571)              (103,960)
                                                                                    -----------           ------------


Income (loss) before provision for income taxes                                         174,317               (411,334)


Provision for income taxes                                                                 -                         -
                                                                                    -----------           ------------


Net income (loss)                                                                   $   174,317            $  (411,334)
                                                                                    ===========            ===========


Net Income/(Loss) per Common Share
    Basic                                                                           $       .10            $     (.24)
                                                                                    ===========            ===========
    Diluted                                                                         $       .09            $     (.24)
                                                                                    ===========            ===========


                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------


                                                  COMMON STOCK
                                            -----------------------------             Additional          Total
                                         Issued                   Paid-In            Accumulated       Stockholders'
                                         Shares   Par Value       Capital              Deficit              Equity
                                       ---------------------    -----------         ------------        ------------
Balance, January 1, 1999                1,716,364     $1,716     $3,849,958         $   (822,271)         $3,029,403

Shares issued in stock
    option exercise                         7,000          7         24,493                    -              24,500

Net income                                      -          -              -             (411,334)           (411,334)
                                      -----------     ------     ----------          -----------          ----------

Balance, December 31, 1999              1,723,364     $1,723     $3,874,451          $(1,233,605)         $2,642,569

Shares issued in stock
    option exercise                        13,000         13         45,487                    -              45,500

Shares issued                             200,000        200        899,800                    -             900,000

Net income                                      -          -              -              174,317             174,317
                                      -----------     ------     ----------          -----------          ----------

Balance, December 31, 2000              1,936,364     $1,936     $4,819,738          $(1,059,288)         $3,762,386
                                      ===========     ======     ==========          ===========          ==========


                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------

                                                                                     2000                      1999
                                                                                   -----------               --------

Net Income                                                                         $ 174,317                $(411,334)
                                                                                   ---------                 ---------

Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Depreciation, amortization and depletion                                      316,816                   278,370
       Loss from closing Tyrrell Stone Design                                           -                      140,895
       Gain on sale of equipment                                                     (25,000)                   (2,858)
       Changes in assets and liabilities:
       Decrease in accounts receivable                                                 6,764                   136,487
       (Increase) in inventory                                                      (110,872)                  (88,877)
       Decrease (Increase) in prepaid expenses                                        22,655                   (24,462)
       (Decrease) in payables and accrued liabilities                                (58,573)                  (98,788)
       Other, net                                                                       (640)                     (606)
                                                                                ------------             -------------
               Total Adjustments                                                     151,150                   340,161
                                                                                  ----------                ----------

           Net Cash Provided by (Used in) Operating
               Activities                                                            325,467                   (71,173)
                                                                                  ----------               -----------

Cash Flows from Investing Activities:
    Proceeds from sale of equipment                                                   25,000                     2,858
    Purchase of property, plant and equipment                                       (664,288)                 (621,401)
                                                                                   ---------                ----------

           Net Cash Used in Investing Activities                                    (639,288)                 (618,543)
                                                                                   ---------                ----------

Cash Flows from Financing Activities:
    Net borrowings under line of credit arrangements                               (224,036)                   218,720
    Proceeds from long term debt                                                      17,854                   554,658
    Repayment of long term debt                                                     (242,903)                 (254,726)
    Proceeds from issuance of common stock                                           945,500                    24,500
                                                                                  ----------               -----------

           Net Cash Provided by Financing Activities                                 496,415                   543,152
                                                                                  ----------                ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                 182,594                  (146,564)

Cash and Cash Equivalents at Beginning of Year                                        50,378                   196,942
                                                                                 -----------                ----------

Cash and Cash Equivalents at End of Year                                           $ 232,972                $   50,378
                                                                                   =========                ==========

Supplemental Disclosure of Cash Flows
    Information:
       Interest paid                                                               $ 128,000                 $ 107,000
       Taxes paid                                                                  $       -                 $       -

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

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

BUSINESS ACTIVITY

       American Stone Industries, Inc. (a Delaware corporation) is a publicly-held company whose stock is traded on the OTC Bulletin Board. American Stone Industries, Inc. ("ASI") is a holding company that mines and sells stone predominantly for the building stone market through its wholly owned subsidiary, American Stone Corporation ("ASC"). ASC owns and operated the Cleveland Quarries in Amherst, Ohio.

       During 1999, the Company closed its Canadian Subsidiary, Tyrrell Stone Design, Ltd. ("Tyrrell"). All assets were either sold or transferred to the Company and the investment in subsidiary written-off. The loss from closing this subsidiary, consisting primarily of goodwill, amounted to $140,895.

       In January of 2001, the Company created a wholly-owned subsidiary, known as Amherst Stone at Cleveland Quarries, Inc. (Amherst Stone) to act as a distributor directly to northern Ohio builders and landscapers. The Company intends Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products.

PROPERTY, PLANT AND EQUIPMENT - AT COST

       Property, plant and equipment at December 31, 2000 and 1999 consisted of:

                                                     2000              1999
                                                ------------      ------------
         Land                                     $  443,997       $   445,371
         Buildings and improvements                  981,208           843,789
         Equipment                                 2,487,528         2,204,884
         Computers                                    47,986            27,716
         Vehicle                                      11,000           11,000
         Construction in progress                    223,956                 -
                                                 -----------      ------------
                                                   4,195,675         3,532,760
         Less:  Accumulated depreciation             843,858           531,391
                                                 -----------      ------------
         Net property, plant and equipment        $3,351,817        $3,001,369
                                                  ==========      ============

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

       Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $1,374 and $1,498 for the year ended December 31, 2000 and 1999, respectively.

       The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $312,467 and $256,206 for the year ended December 31, 2000 and 1999, respectively.

       Construction in progress for 2000 represents costs incurred to date for the purchase and installation of sandblasting equipment and upgrades to the production buildings.

       Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiary American Stone Corporation for the year ended December 31, 2000 and American Stone Corporation and Tyrrell Stone Design, Ltd. for the year ended December 31, 1999. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

       For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

INTANGIBLES

       Goodwill is being amortized on the straight-line method over a twenty and thirty year period. Other intangible assets, including trademarks are amortized over their economic lives. Amortization expense for the years ended December 31, 2000 and 1999 were $2,976 and $2,976, respectively. At December 31, 2000 and 1999, intangibles are $38,680 and $41,656 net of accumulated amortization of $15,604 and $12,628, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

CONCENTRATION OF CREDIT RISK

       Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables.

       The Company conducts a major portion of its business with certain customers which accounted for more than ten percent of total revenues in 2000 and 1999. Sales to these customers were approximately $670,000 and $436,000 for the years ended December 31, 2000 and 1999. The accounts receivable from these customers were $70,000 and $119,397 as of December 31, 2000 and 1999, respectively.

INCOME PER COMMON SHARE

       Income per common share is based on the weighted average number of shares outstanding which was 1,831,350 and 1,716,652 for the years ended December 31, 2000 and 1999, respectively.

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

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

       At December 31, 1998, the Company had outstanding stock options to an officer totaling 25,000 shares at $5.00 per share which were awarded in February, 1997 at the then fair market value of the shares. These options are not part of the options plans adopted June 24, 1998 (Note 3). These options expired in February, 2000. None of these options were exercised during 2000 or 1999.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

    On October 1, 1999, the Company signed an interest-only note with Roulston Ventures Limited Partnership (RVLP) for $150,000. Repayment of principal to be made on October 1, 2002. At any time up to the maturity date, RVLP has the right to convert the debt into shares of common stock at $5.50 per share.

    On July 10, 2000, the Company issued 200,000 of common stock to Roulston Venture Capital Limited Partnership in a private placement transaction for an aggregate purchase price of $900,000, or $4.50 per share the then current market price.

NOTE 3 - STOCK OPTION PLANS
---------------------------

       The Company maintains the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value at the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable one year after the date of grant. At December 31, 2000, 10,000 options issued in 1999 at $5.00 and 10,000 options issued in 1998 at $3.50, remained exercisable and outstanding.

       Additionally, the Company maintains the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grants under the plan. Each option is exercisable one year after the date of grant and expires five years after the date of grant. Each eligible director receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock on the date of the annual meeting and 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended. Each option shall be at fair market value on the date of the grant. At December 31, 2000, 65,550 shares with exercise price ranging from $2.37 to $8.75 ($5.23 weighted average) were outstanding, 41,850 of which were exercisable. At December 31, 1999, 41,850 shares with exercise price ranging from $2.37 to $8.75 ($4.96 weighted average) were outstanding, 17,100 of which were exercisable.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 3 - STOCK OPTION PLANS (CONTINUED)
---------------------------------------

       A summary of option activity under the plans follows:

                                                                            Number of                    Weighted
                                                                           Shares Under                 Average Option
                                                                               Option                       Price
                                                                           ------------                 --------------

Outstanding at January 1, 1999                                               47,100                       $ 3.50
    Granted                                                                  34,750                       $ 5.82
       Exercised                                                             (7,000)                      $ 3.50
    Canceled                                                                    -                         $   -
                                                                           ----------

Outstanding at December 31, 2000                                             74,850                       $ 4.58
    Granted                                                                  23,700                       $ 5.70
    Exercised                                                               (13,000)                      $ 3.50
    Canceled                                                                    -                         $   -
                                                                           ----------

Outstanding at December 31, 2000                                             85,550                       $ 5.06
                                                                           ==========


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

       Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 5.73% and 5.19% for 2000 and 1999, respectively, an expected life of the options of five years, no expected dividend yield and a volatility factor of 10%.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 3 - STOCK OPTION PLANS (CONTINUED)
---------------------------------------

       Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for 2000 and 1999 would have been as follows:

                                                     2000             1999
                                                 -----------      ------------
          Net Income
              As reported                       $    174,317         $(411,334)
                                                ============     =============
              Pro forma                         $    101,467          (473,466)
                                                ============     =============

          Basic earnings per share:
              As reported                       $        .10     $        (.24)
                                                ============     =============
              Pro forma                         $        .06     $        (.28)
                                                ============     =============
          Diluted earnings per share:
              As reported                       $        .09     $        (.24)
                                                ============     =============
              Pro forma                         $        .05     $        (.28)
                                                ============     =============


NOTE 4 - LINE OF CREDIT
-----------------------

       The Company has a line of credit with maximum borrowings of $750,000. The note provides for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate (9.5% and 8.5% at December 31, 2000 and 1999, respectively). The debt agreement contains certain restrictive terms and covenants. The Company was in compliance with its covenants at December 31, 2000 and 1999. The debt is secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 2000 and 1999 was $444,684 and $668,720, respectively. Amount refinanced in 2001 (Note 11).

NOTE 5 - LONG TERM DEBT
-----------------------

                                                                                                 2000           1999
                                                                                             ----------       --------
       9%, note payable to bank with interest only until March, 1998 then payable in monthly installments of $10,407 including interest, final payment due November, 2002, secured by substantially all real estate, inventory and equipment of the Company. Amount refinanced
       in 2001 (Note 11).                                                                    $215,302         $315,741

       6.29%, note secured by equipment payable
       in 24 monthly installments of $1,067.
       Final payment due December, 2001.                                                       14,147           26,658

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 5 - LONG TERM DEBT (CONTINUED)
-----------------------------------

                                                                                                 2000           1999
                                                                                             ----------       --------

       Unsecured note payable to Roulston Ventures L.P. Interest only payable quarterly at 8%. Balance due October 1, 2002. Convertible to common stock at note holders option on or before due date.
       Convertible at $5.50 per share.                                                       $150,000         $150,000

       Note payable to bank payable in monthly installments of $3,143 including interest at prime plus 0.75% ( prime was 9.5% and 8.5% at December 31,
       2000 and December 31, 1999, respectively), final payment due April, 2003, secured by substantially all real estate, inventory and equipment of the
       Company. Amount refinanced in 2001 (Note 11).                                          107,782          132,478

       7.76%, note payable to bank.  Payable in
       monthly installments of $10,442 plus interest.
       Final payment due July, 2002, secured by
       substantially all real estate, inventory and
       equipment of the Company.  Amount refinanced
       in 2001 (Note 11).                                                                     210,570          315,827

       6.99%, note secured by equipment payable
       in 24 monthly installments of principle and
       interest, final payment due July, 2002.                                                 17,854                -
                                                                                           ----------    -------------
                                                                                              715,655          940,704
       Less:  Current Portion                                                                 447,280          413,338
                                                                                           ----------    -------------
                                                                                             $268,375         $527,366
                                                                                           ==========    =============

       Following is a summary of future maturities of long term debt as of December 31, 2000:

           2001                                                    $447,280
           2002                                                     228,226
           2003                                                      40,149
           2004                                                        -
           2005                                                           -
                                                              -------------
                                                                   $715,655
                                                              =============

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


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

                                                                                     2000                      1999
                                                                                 -----------                ----------
    Net sales, including geographic transfers
       United States                                                              $3,453,263                $2,530,123
       Canada                                                                        325,418                   936,002
       Geographic transfers                                                             -                      (26,327)
                                                                                 -----------                -----------
                                                                                  $3,778,681                $3,439,798
                                                                                 ===========                ==========
    Income (Loss) from operations:
       United States                                                             $   262,888               $   (72,442)
       Canada                                                                         26,000                  (234,932)
                                                                                 -----------                -----------

    Income (Loss) from operations:                                                   288,888                  (307,374)
       Interest expense                                                             (127,281)                 (106,268)
       Interest income                                                                12,710                     2,308
                                                                                 -----------                ----------

    Income (Loss) from operations before income taxes                            $   174,317                $ (411,334)
                                                                                 ===========                ==========

    Identifiable assets:
       United States                                                              $5,358,599                $4,736,800
       Canada                                                                              -                         -
                                                                                 -----------                ----------
                                                                                  $5,358,599                $4,736,800
                                                                                 ===========                ==========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 8 - LEASES
---------------

       In March 1999, the Company entered into an operating lease agreement for a lift truck for a period of 60 months at $1,710 per month. Lease payments in 2000 amounted to $20,520. Total lease payments are $102,600 over the life of the lease.

       Below is a five year scheduled of minimum lease payments.

                   2001                          $20,520
                   2002                           20,520
                   2003                           20,520
                   2004                            3,420
                   2005                             -

NOTE 9 - INCOME TAXES
---------------------

       Income taxes on continuing operations include the following:
                                                   2000               1999
                                                 --------           --------

           Currently payable                     $      -           $      -
           Deferred                                     -                  -
                                                 --------           --------

               Total                             $      -           $      -
                                                 ========           ========

       A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                                         2000                                     1999
                                                                    ----------------                         ---------------
                                                                         % of                                    % of
                                                                        Pretax                                   Pretax
                                                       Income            Amount                Income            Amount
                                                       ------            ------                ------            ------
    Income taxes per
       statement of income                            $        -0-        0  %            $         -0-         0   %
    Tax rate differences resulting from:
       Income taxes applicable to
           Canadian income at rate
           different from U.S. rate                          -            -  %                       -          -   %
       Income (loss) for financial reporting
           purpose without tax expense or
           benefit. Utilization of loss carry-
           forward (unavailable for carryback
           against prior income taxes paid)                59,268          34%                (139,854)       (34)  %
                                                          -------         ---                ---------       ----

       Income taxes at statutory rate                     $59,268          34%               $(139,854)       (34)  %
                                                          =======         ===                =========       ====

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 9 - INCOME TAXES (CONTINUED)
---------------------------------

       For United States tax purposes, the Company has available at December 31, 2001, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                Amount of Unused Operating      Expiration During Year Ended
                 Loss Carryforwards                      December 31,
         ---------------------------------             --------------

                       $    48,000                        2007
                         1,553,000                        2008
                           470,000                        2009
                           773,000                        2010
                           131,000                        2012
                           650,000                        2019
                            21,000                        2020
                       -----------
                        $3,646,000
                       ===========


       Utilization of the net operating loss carryforward is contingent upon the Company having sufficient taxable income in the future.

       The Company's deferred tax assets and liabilities at December 31, 2000 and 1999 consist of:

                                                 2000                   1999
                                               ---------            -----------

              Deferred tax asset               $1,240,000            $1,256,000
              Valuation allowance              (1,165,000)           (1,083,000)
              Deferred tax liability              (75,000)             (173,000)
                                              ------------          -----------
                                               $        -            $        -
                                              ============          ===========

       Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss carryforward. No deferred taxes are reflected in the balance sheet at December 31, 2000 and 1999 due to a valuation allowance. As of December 31, 2000 and 1999, the Company recognized a $82,000 and $160,000 increase in the valuation allowance, respectively.

NOTE 10 - PROFIT SHARING PLAN
-----------------------------

       American Stone Corporation has a 401(k) profit-sharing plan (the Plan) offered to employees with more than one year of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a match of 50% of employee contributions to the Plan up to 6% of employee wages. Company contributions to the plan in 2000 and 1999 were $11,333 and $7,800, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

       In February 2001, the Company negotiated a new debt financing agreement with a bank for $900,000. As a result, the Company will consolidate three of its existing term loans into a single loan with an interest rate of 8.0% . Payments of principal and interest are monthly over five years.

       Additionally, the Company also refinanced its line of credit with an available line of $500,000 at the bank's current prime rate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 9 as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-KSB as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

                  The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

AMERICAN STONE INDUSTRIES, INC.


By: /s/  James M. Rallo
   -----------------------------------------------
         James M. Rallo, President and
         Chief Executive Officer
         Date: March 27, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James M. Rallo                                    By: /s/ Jacquita K. Hauserman
  ---------------------------------------------------       ---------------------------
         James M. Rallo, President and                    Jacquita K. Hauserman, Director
         Chief Executive Officer (Principal               Date: March 27, 2001
         Executive Officer)
         Date: March 27, 2001


By: /s/ Enzo Costantino                                   By: /s/ Michael J. Meier
    -------------------------------------------------         --------------------
         Enzo Costantino, Treasurer and Director          Michael J. Meier, Secretary and Director
         (Principal Accounting Officer and                Date: March 27, 2001
         Principal Financial Officer)
         Date: March 27, 2001


BY: /s/ Thomas H. Roulston Ii                             By: /s/ Timothy I. Panzica
     ------------------------------------------------         ----------------------
         Thomas H. Roulston II, Chairman                  Timothy I. Panzica, Director
         of the Board                                     Date: March 27, 2001
         Date: March 27, 2001


BY: /s/ Glen Gasparini                                    By: /s/ Louis Stokes
    -------------------------------------------------         ----------------
         Glen Gasparini, Director                         Louis Stokes, Director
         Date: March 27, 2001                             Date: March 27, 2001

                                  EXHIBIT INDEX


    EXHIBIT NUMBER                                 DESCRIPTION OF DOCUMENT

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

         10.11           Modification of Mortgage between  American Stone  Corporation and FirstMerit
                         Bank, N.A., dated November 10, 1997                                                (D)

         10.12           Modification of Mortgage between  American Stone  Corporation and FirstMerit
                         Bank, N.A., dated November 10, 1997                                                (D)

         10.13           Commercial   Security  Agreement  between  American  Stone  Corporation  and
                         FirstMerit Bank, N.A., dated November 10, 1997                                     (D)

         10.14           8.00%  Convertible  Subordinated  Note Due  October 1,  2002,  issued by the       (F)
                         Company to Roulston Ventures Limited Partnership.

         10.15           Amendment to Business  Loan  Agreement,  dated  November  23, 1999,  between       (F)
                         American Stone Corporation and FirstMerit Bank, N. A.

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

(F) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 1999.