Form 10QSB
period 2001-03-31
AMERICAN STONE INDUSTRIES INC
filed 2001-05-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----      ACT OF 1934

         For the quarterly period ended      March 31, 2001
                                        -------------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----

         For the transition period from                  to
                                         --------------      ---------------

         Commission file number                0-22375
                                --------------------------------------------

                         American Stone Industries, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      13-3704099
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

1,936,364
-------------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
-----------------------------
Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000............................................................1

Consolidated Statements of Income
         Three Months Ended March 31, 2001 and 2000......................................................2

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000......................................................3

Notes to Consolidated Financial Statements...............................................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................5


PART II.   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.......................................................7

Signatures        .......................................................................................8

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                                 March 31,              December 31,
                                                                                   2001                      2000
                                                                                ------------            --------------
Current Assets                                                                  (Unaudited)                 (Audited)
--------------
      Cash                                                                      $     51,064            $      232,972
      Accounts receivable                                                            398,853                   677,020
      Inventory                                                                    1,354,908                 1,011,973
      Prepaid expenses                                                                52,674                    32,221
                                                                                ------------            --------------
          Total Current Assets                                                     1,857,499                 1,954,186
                                                                                ------------            --------------

Property. Plant and Equipment, Net - At Cost                                       3,680,608                 3,351,817
--------------------------------------------                                    ------------            --------------

Other Assets                                                                          57,277                   52,596
------------                                                                    ------------            --------------
                                                                                $  5,595,384            $    5,358,599
                                                                                ============            ==============
                                   LIABILITIES
                                   -----------
Current Liabilities
-------------------
      Notes payable, bank line of credit                                        $    399,880              $    444,684
      Current portion of notes payable                                               200,528                   447,280
      Accounts payable                                                               416,269                   271,765
      Accrued liabilities                                                            128,963                   164,109
                                                                                ------------            --------------
          Total Current Liabilities                                                1,145,640                 1,327,838
                                                                                ------------            --------------

Long Term Liabilities                                                                996,690                   268,375
---------------------                                                           ------------            --------------

                              SHAREHOLDERS' EQUITY
                              --------------------
Common Stock, $.001 par value,
      20 million shares authorized
      1,936,364 issued and outstanding                                                 1,936                     1,936
Additional capital                                                                 4,819,738                 4,819,738
Retained earnings (deficit)                                                       (1,368,620)               (1,059,288)
                                                                                ------------            --------------
                                                                                   3,453,054                 3,762,386
                                                                                ------------            --------------
                                                                                $  5,595,384               $ 5,358,599
                                                                                ============               ===========



Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------

                                                                                           2001                  2000
                                                                                        ----------            ----------
                                                                                         (Unaudited)          (Unaudited)
Net Sales                                                                               $   367,875          $  589,913
---------

Cost of Sales                                                                               460,657             394,268
-------------                                                                           -----------          ----------

Gross Profit                                                                                (92,782)            195,645
------------

Selling, General and Administrative
-----------------------------------
      Expenses                                                                              190,619             146,242
      --------                                                                          -----------          ----------

Income From Operations                                                                     (283,401)             49,403
----------------------

Other Income (Expense)
----------------------
      Interest income                                                                        4,500                    -
      Interest expense                                                                      (30,431)            (37,391)
                                                                                        -----------          ----------
                                                                                            (25,931)            (37,391)
                                                                                        -----------         -----------
Income Before Income Taxes                                                                 (309,332)             12,012
--------------------------                                                              -----------          ----------

Provision For Income Taxes                                                                     -                   -
--------------------------                                                              -----------          ----------

Net Income                                                                              $  (309,332)        $   12,012
----------                                                                              ===========         ===========

Net Income Per Common Share
---------------------------
      Basic                                                                             $      (.16)         $      .01
                                                                                        ===========          ==========
      Diluted                                                                           $      (.16)         $      .01
                                                                                        ===========          ==========






                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------


                                                                           2001                           2000
                                                                        ----------                     ---------
                                                                        (Unaudited)                     (Unaudited)
Cash Flow From Operating Activities
      Net (loss) income                                                 $ (309,332)                      $  12,012
                                                                        -----------                      ---------
      Noncash items included in income
          Depreciation and amortization                                     87,846                          77,238
          Accounts receivable                                              278,167                          (2,589)
          Inventory                                                       (342,935)                       (207,296)
          Prepaid expenses                                                 (20,453)                         27,183
          Accounts payable - trade                                         144,504                          36,164
          Accrued expenses                                                 (35,146)                         78,919
                                                                       -----------                      ----------
              Total Adjustments                                            111,983                           9,619
                                                                       -----------                      ----------

Net Cash Used In/Provided By  Operating Activities                        (197,349)                         21,631
--------------------------------------------------

Cash Flows From Investing Activities                                      (421,318)                        (35,189)
------------------------------------

Cash Flows From Financing Activities                                       436,759                          55,544
------------------------------------                                   -----------                      ----------

Net (Decrease) Increase in Cash                                           (181,908)                         41,986
-------------------------------

Cash - Beginning of Period                                                 232,972                          50,378
--------------------------                                             -----------                      ----------

Cash - End of Period                                                   $    51,064                      $   92,364
--------------------                                                   ===========                      ==========

Supplemental Disclosure of Cash Flows
      Information
          Interest paid                                                $   30,431                       $  37,400
          Income taxes paid                                            $     -0-                        $    -0-






                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2001
                                 --------------


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                             2001             2000
                                                         -----------      -----------
   Net sales, including geographic transfers
      United States                                      $   349,784      $   508,473
      Canada                                                  18,091           81,440
      Geographic transfers                                      --               --
                                                         -----------      -----------
                                                         $   367,875      $   589,913
                                                         ===========      ===========
   Income from operations:
      United States                                      $  (283,401)     $    49,403
      Canada                                                    --               --
                                                         -----------      -----------
Income from operations:                                     (283,401)          49,403
   Interest expense                                          (30,431)         (37,391)
   Interest income                                             4,500             --
                                                         -----------      -----------
   Income (loss) from operations before income taxes     $  (309,332)     $    12,012
                                                         ===========      ===========
   Identifiable assets:
      United States                                      $ 5,595,384      $ 4,929,079
      Canada                                                    --               --
                                                         -----------      -----------
                                                         $ 5,595,384      $ 4,929,079
                                                         ===========      ===========

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

      Net sales for the first quarter of 2001 were $367,875, down 38% compared with $589,913 for the first quarter of 2000. The sales decrease was due to low demand for standard product, which was adversely affected by the harsher than usual winter, and also due to low backlogs in the architectural project area. Demand for stone products in the Company's primary market, the Great Lakes region, is normally low in the first quarter compared with the rest of the year due to the cold weather. Architectural projects have a long lead time from inception to actual production. Three projects, specifically worth $479,000, were slated for first quarter production but were pushed back to begin in the second quarter, due to delays in architectural design and project start-up.

      Gross profit percentage for the first quarter of 2001 decreased to a negative 25% compared with a positive 33% in the same period a year ago. The decrease was due to excessive downtime in the primary saw mill.

      Selling, general and administrative expenses increased as a percentage of net sales from 25% in the first quarter of 2000 to 52% in the latest quarter due to low sales and planned increases in personnel and marketing expenses in support of the 2001 marketing plan approved in late 2000.

      Net other expense for the first quarter of 2001 was $25,931, compared with $37,391 for the first quarter of 2000. This was due primarily to a decrease in interest expense associated with paying down the debt during the second half of 2000 and lower interest rates in 2001.

      Net loss for the first quarter of 2001 was $(309,332) compared with net income of $12,012 for the first quarter of 2000 primarily due to lower than normal sales, excessive rework and downtime, and planned increases in marketing expenses. Earnings in the stone quarrying industry are normally the weakest in the first quarter of the year when cold weather restricts operations and reduces demand for stone.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at March 31, 2001 and December 31, 2000 was $399,880 and $444,694, respectively.

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

NEW SUBSIDIARY

        Subsequent to the end of the first quarter of 2001, the Company's newly created wholly owned subsidiary, Amherst Stone at Cleveland Quarries, opened for business. Amherst Stone is a full-service distributor of a variety of natural stone products primarily serving landscapers and builders located in the area west and south of Cleveland.

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

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a) There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: May 8, 2001                /s/ James M. Rallo
      --------------------       ---------------------------------------------
                                 James M. Rallo, President


Date: May 8, 2001                /s/ Enzo Costantino
      --------------------       ---------------------------------------------
                                 Enzo Costantino, Chief Financial Officer