Form 10QSB
period 2001-06-30
AMERICAN STONE INDUSTRIES INC
filed 2001-08-10
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----  OF 1934

                                    For the quarterly period ended June 30, 2001
                                                                   ------------

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----

                  For the transition period from              to
                                                --------------   ---------------

                  Commission file number 0-22375
                                         ---------------------------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     13-3704099
-------------------------------              ----------------------------------
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

    1,936,364
-----------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000..............................1

Consolidated Statements of Income
         Three Months Ended June 30, 2001 and 2000........................2
         Six Months Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000..........................3

Notes to Consolidated Financial Statements................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................5


PART II.   OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.....7

Item 6.           Exhibits and Reports on Form 8-K........................7

Signatures        ........................................................8

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                       ASSETS
                                       ------

                                                                                  June 30,                December 31,
                                                                                   2001                      2000
                                                                             ---------------           ---------------
Current Assets                                                                    (Unaudited)                 (Audited)
--------------
      Cash                                                                     $      61,407              $    232,972
      Accounts receivable                                                            619,813                   677,020
      Inventory                                                                    1,377,775                 1,011,973
      Prepaid expenses                                                                84,915                    32,221
                                                                              --------------            --------------
          Total Current Assets                                                     2,143,910                 1,954,186
                                                                                ------------              ------------

Property. Plant and Equipment, Net - At Cost                                       3,655,378                 3,351,817
--------------------------------------------                                    ------------              ------------

Other Assets                                                                          54,884                   52,596
------------                                                                  --------------            --------------

                                                                                 $ 5,854,172               $ 5,358,599
                                                                                 ===========               ===========

                                       LIABILITIES
                                       -----------

Current Liabilities
-------------------
      Notes payable, bank line of credit                                        $    581,245              $    444,684
      Current portion of notes payable                                               214,513                   447,280
      Accounts payable                                                               565,195                   271,765
      Accrued liabilities                                                            213,505                   164,109
                                                                               -------------             -------------
          Total Current Liabilities                                                1,574,458                 1,327,838
                                                                                ------------              ------------

Long Term Liabilities                                                                936,582                   268,375
---------------------                                                          -------------             -------------

                                       SHAREHOLDERS' EQUITY
                                       --------------------

Common Stock, $.001 par value,
      20 million shares authorized
      1,936,364 issued and outstanding                                                 1,936                     1,936
Additional capital                                                                 4,819,738                 4,819,738
Retained earnings (deficit)                                                       (1,478,542)               (1,059,288)
                                                                                ------------              ------------
                                                                                   3,343,132                 3,762,386
                                                                                ------------              ------------

                                                                                 $ 5,854,172               $ 5,358,599
                                                                                 ===========               ===========



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

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                               June 30,
                                           -------------------------------         -------------------------------
                                               2001               2000                2001               2000
                                           (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
                                           -----------         -----------         -----------         -----------

Net sales                                  $ 1,035,513         $ 1,073,354         $ 1,403,388         $ 1,663,267

Cost of sales                                  912,063             711,088           1,372,720           1,105,356
                                           -----------         -----------         -----------         -----------

     Gross Profit                              123,450             362,266              30,668             557,911

Selling, general and administrative
     expenses                                  201,791             187,961             392,410             334,203
                                           -----------         -----------         -----------         -----------

Income (loss) from operations                  (78,341)            174,305            (361,742)            223,708
                                           -----------         -----------         -----------         -----------

Other income (expense)
     Interest income                               -0-                 -0-               4,500                 -
     Interest expense                          (31,581)            (33,069)            (62,012)            (70,460)
                                           -----------         -----------         -----------         -----------
                                               (31,581)            (33,069)            (57,512)            (70,460)
                                           -----------         -----------         -----------         -----------

Income (loss) before income taxes             (109,922)            141,236            (419,254)            153,248

Provision for (recovery of)
     income taxes                                  -                   -                   -                   -
                                           -----------         -----------         -----------         -----------

     Net Income/(Loss)                     $  (109,922)        $   141,236         $  (419,254)        $   153,248
                                           ===========         ===========         ===========         ===========

Net income per common share
     Basic                                 $      (.06)        $       .08         $      (.22)        $       .09
                                           ===========         ===========         ===========         ===========
     Diluted                               $      (.06)        $       .08         $      (.22)        $       .09
                                           ===========         ===========         ===========         ===========












                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------

                                               2001              2000
                                             ---------         ---------

                                            (Unaudited)       (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
    Net income/(loss)                        $(419,254)        $ 153,248
                                             ---------         ---------
    Noncash items included in income
        Depreciation and amortization          178,410           143,728
        Accounts receivable                     57,207           (49,809)
        Inventory                             (365,802)         (175,466)
        Prepaid expenses                       (52,694)           26,995
        Other assets                            (3,776)          (24,671)
        Accounts payable - trade               293,439           (59,196)
        Accrued expenses                        49,396            20,255
                                             ---------         ---------

             Total Adjustments                 156,180          (118,164)
                                             ---------         ---------


Net Cash From Operating Activities            (263,074)           35,084
----------------------------------


Cash Flows From Investing Activities          (480,493)          (60,275)
------------------------------------


Cash Flows From Financing Activities           572,002            22,785
-------------------------------------        ---------         ---------


Net (Decrease) in Cash                        (171,565)           (2,406)
----------------------


Cash - Beginning of Period                     232,972            50,378
-------------------------------------        ---------         ---------


Cash - End of Period                         $  61,407         $  47,972
-------------------------------------        =========         =========


Supplemental Disclosure of Cash Flows
-------------------------------------
    Information
    -----------
        Interest paid                        $  62,000         $  70,500
        Income taxes paid                    $     -0-         $     -0-



                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2001
                                  -------------


NOTE A - BASIS OF PRESENTATION
------------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                                                                     Six Months Ended June 30,
                                                                   -------------------------------
                                                                      2001                2000
                                                                   -----------         -----------
          Net sales, including geographic transfers
               United States                                       $ 1,271,824         $ 1,506,719
               Canada                                                  131,564             156,548
               Geographic transfers                                          -                   -
                                                                   -----------         -----------
                                                                   $ 1,403,388         $ 1,663,267
                                                                   ===========         ===========
          (Loss) income from operations:
               United States                                       $  (361,742)        $   223,708
               Canada                                                        -                   -
                                                                   -----------         -----------
          Income (loss) from operations:                              (361,742)            223,708
          Interest expense                                             (62,012)            (70,460)
          Interest income                                                4,500                   -
                                                                   -----------         -----------
          Income (loss) from operations before income taxes        $  (419,254)        $   153,248
                                                                   ===========         ===========

          Identifiable assets:
               United States                                       $ 5,854,172         $ 4,883,532
               Canada                                                        -                   -
                                                                   -----------         -----------
                                                                   $ 5,854,172         $ 4,883,532
                                                                   ===========         ===========

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

        Net sales for the second quarter of 2001 were $1,035,513, down 4% compared with $1,073,354 for the second quarter of 2000. For the six months ended June 30, 2001, net sales were $1,403,388, down 16% when compared to the same period in 2000. The sales decrease for the second quarter and six months ended June 30, 2001 was due primarily to a decrease in demand for architectural products. Several large projects originally scheduled for the first half of the year were delayed and will be starting later in the year.

        Gross profit percentage for the second quarter of 2001 decreased to 12% compared with 34% in the same period a year ago. The gross profit percentage for the first six months ended June 30, 2001 was 2%, compared to 34% for the same period for the prior year. The margin decrease was due to product mix changes and lower manufacturing efficiencies due to equipment problems in the first quarter. The product mix effect is due primarily to the decrease in the architectural product segment, and the increase in production costs associated with products in the fabrication (splitting) area.

        Selling, general and administrative expenses increased as a percentage of net sales, rising from 18% in the second quarter of 2000 to 19% in the latest quarter. For the six months ended June 30, 2001 the selling, general and administrative expenses as a percentage of net sales was 28% compared to 20% for the same period in 2000 due to a decrease in sales and a planned increase in marketing expenses to support the 2001 business plan for which actual sales have fallen.

        Net other expense for the second quarter of 2001 was $31,581 compared with $33,069 for the second quarter of 2000. For the first six months ended June 30, 2001, net other expenses were $62,012, compared to $70,460 for the same period in 2000. This was due to a decrease in interest expense as a result of refinancing the debt at a lower rate.

        Net loss for the second quarter of 2001 was $(109,922) compared with net income of $141,236 for the second quarter of 2000. For the six months ended June 30, 2001, the net loss was $(419,254), compared to income of $153,248 for the same period of 2000.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $700,000 through October 1, 2001 and $500,000 thereafter, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at June 30, 2001 and December 31, 2000 was $581,245 and $444,684, respectively.

        Management believes that the Company does not currently have, and is not expected to have within the next twelve (12) calendar months, any cash flow or liquidity problems.

        Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgements, liens or settlement obligations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      -------------------------------------


        During the second quarter of 2001, the Company began operations in its wholly owned subsidiary, Amherst Stone at Cleveland Quarries. Amherst Stone is a full-service distributor of a variety of natural stone products primarily serving landscapers and builders located in the area west and south of Cleveland.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of the Company was held on April 18, 2001. At the Annual Meeting, the Company's stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                                                                        WITHHOLD
             DIRECTOR NOMINEE                                          FOR             AUTHORITY               ABSTAIN
             ----------------                                          ---             ---------               -------

             Enzo Costantino                                     1,485,196                     0                    40
             Glen Gasparini                                      1,485,196                     0                    40
             Jacquita K. Hauserman                               1,485,196                     0                    40
             Michael J. Meier                                    1,485,196                     0                    40
             Timothy I. Panzica                                  1,483,696                     0                 1,540
             Thomas H. Roulston II                               1,485,196                     0                    40
             Louis Stokes                                        1,483,696                     0                 1,540

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



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: August 6, 2001               /s/ James M. Rallo
      --------------------         --------------------------------------------
                                   James M. Rallo, President


Date: August 6, 2001               /s/ Enzo Costantino
      --------------------         --------------------------------------------
                                   Enzo Costantino, Chief Financial Officer