Form 10QSB
period 2001-09-30
AMERICAN STONE INDUSTRIES INC
filed 2001-11-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934

                     For the quarterly period ended      September 30, 2001
                                                    ----------------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

                     For the transition period from              to
                                                    ------------    ------------

                     Commission file number                0-22375
                                            ------------------------------------


                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                       13-3704099
---------------------------------              ---------------------------------
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

    1,936,364
-----------------

                                      INDEX


                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000..........................1

Consolidated Statements of Income
         Three Months Ended September 30, 2001 and 2000
         Nine Months Ended September 30, 2001 and 2000.....................2

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000.....................3

Notes to Consolidated Financial Statements.................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................5


PART II. OTHER INFORMATION
--------------------------

Item 6.           Exhibits and Reports on Form 8-K.........................7

Signatures        .........................................................8

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS

                                                    September 30,   December 31,
                                                        2001           2000
                                                    -------------   ------------
                                                     (Unaudited)     (Audited)

Current Assets
    Cash                                             $    51,477    $   232,972
    Accounts receivable                                  827,362        677,020
    Inventory                                          1,282,944      1,011,973
    Prepaid expenses                                      69,245         32,221
                                                     -----------    -----------
           Total Current Assets                        2,231,028      1,954,186
                                                     -----------    -----------
Property, Plant and Equipment, Net - At Cost           3,540,739      3,351,817
                                                     -----------    -----------
Other Assets                                              58,243         52,596
                                                     -----------    -----------
                                                     $ 5,830,010    $ 5,358,599
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes payable, bank line of credit               $   694,245    $   444,684
    Current portion of notes payable                     217,078        447,280
    Accounts payable                                     504,843        271,765
    Accrued liabilities                                  273,856        164,109
                                                     -----------    -----------
           Total Current Liabilities                   1,690,022      1,327,838
                                                     -----------    -----------
Long Term Liabilities                                    881,349        268,375
                                                     -----------    -----------
Shareholders' Equity
    Common Stock, $.001 par value, 20 million
       shares authorized 1,936,364                         1,936          1,936
Additional capital                                     4,819,738      4,819,738
Retained earnings (deficit)                           (1,563,035)    (1,059,288)
                                                     -----------    -----------
                                                       3,258,639      3,762,386
                                                     -----------    -----------
                                                     $ 5,830,010    $ 5,358,599
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

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                                -------------------------------         -------------------------------
                                                   2001                2000                2001                2000
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                -----------         -----------         -----------         -----------

Net sales                                       $ 1,242,396         $ 1,061,761         $ 2,645,784         $ 2,725,028

Cost of sales                                     1,054,972             832,964           2,427,692           1,938,320
                                                -----------         -----------         -----------         -----------
    Gross Profit                                    187,424             228,797             218,092             786,708

Selling, general and
    administrative expenses                         230,133             189,371             622,543             523,574
                                                -----------         -----------         -----------         -----------
Income (loss) from operations                       (42,709)             39,426            (404,451)            263,134
                                                -----------         -----------         -----------         -----------
Other income (expense)
    Gain on sale of property                            -                25,000                 -                25,000
    Interest income                                     -                 7,171               4,500               7,171
    Interest expense                                (41,784)            (30,497)           (103,796)           (100,957)
                                                -----------         -----------         -----------         -----------
                                                    (41,784)              1,674             (99,296)            (68,786)
                                                -----------         -----------         -----------         -----------
Income (Loss) before income taxes                   (84,493)             41,100            (503,747)            194,348

Provision for (recovery of)
    income taxes                                        -                   -                   -                   -
                                                -----------         -----------         -----------         -----------
       Net Income (Loss)                        $   (84,493)        $    41,100         $  (503,747)        $   194,348
                                                ===========         ===========         ===========         ===========
Net income (Loss) per common share
       Basic                                    $      (.04)        $       .02         $      (.26)        $       .11
                                                ===========         ===========         ===========         ===========
       Diluted                                  $      (.04)        $       .02         $      (.26)        $       .11
                                                ===========         ===========         ===========         ===========


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------


                                                        2001            2000
                                                      ---------       ---------
                                                     (Unaudited)     (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
    Net income                                        $(503,747)      $ 194,348
                                                      ---------       ---------
    Noncash items included in income
      Depreciation and amortization                     308,964         226,661
      Gain on sale of property                             -            (25,000)
      Accounts receivable                              (150,342)        (83,214)
      Inventory                                        (270,971)        (15,103)
      Prepaid expenses                                  (37,024)         27,417
      Other assets                                       (7,879)        (22,334)
      Accounts payable - trade                          233,078         (45,979)
      Accrued expenses                                  109,747           2,074
                                                      ---------       ---------
      Total Adjustments                                 185,573          64,522
                                                      ---------       ---------

Net Cash Used In Operating Activities                  (318,174)        258,870
-------------------------------------

Cash Flows From Investing Activities                   (495,654)       (320,479)
------------------------------------

Cash Flows From Financing Activities                    632,333         556,391
------------------------------------                  ---------       ---------

Net Increase (Decrease) in Cash                        (181,495)        494,782
-------------------------------

Cash - Beginning of Period                              232,972          50,378
--------------------------                           ----------       ----------

Cash - End of Period                                 $   51,477       $ 545,160
--------------------                                 ==========       =========

Supplemental Disclosure of Cash Flows
-------------------------------------
    Information
    -----------
      Interest paid                                   $ 104,000       $ 101,000
      Income taxes paid                               $     -0-       $     -0-


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.


NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

     The Company and its subsidiaries operate predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

     Following is the information regarding the Company's sales.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2001         2000
                                                    ----------   ----------

     Net sales, including geographic transfers
       United States                                $2,359,178   $2,518,545
       Canada                                          286,606      206,483
                                                    ----------   ----------
                                                    $2,645,784   $2,725,028
                                                    ==========   ==========

ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

     Net sales for the third quarter of 2001 were $1,242,396, up 17% compared with $1,061,761 for the third quarter of 2000. For the nine months ended September 30, 2001, net sales were $2,645,784 down 2% when compared to the same period in 2000. For the nine-month period, sales of architectural stone declined due to customer delays in project startups. Sales of traditional product lines declined due to a slow start to the season and reduced customer demand. The declines were only partially offset by increases in retail sales and new products.

     Gross profit percentage for the third quarter of 2001 decreased to 15% compared with 21% in the same period a year ago. The gross profit percentage for the first nine months ended September 30, 2001, was 8%, compared to 28% for the same period for the prior year. The gross profit percentage decrease for the current year and third quarter is primarily due to lower manufacturing efficiencies along with a shift in product mix towards less profitable products.

     Selling, general and administrative expenses increased as a percentage of net sales to 18% in the third quarter of 2001 from 17% in 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses as a percentage of net sales were 23% compared to 19% for the same period in 2000. The increase primarily was due to increased marketing expenses associated with the showroom and promotional materials along with the staffing of the Amherst Stone operation.

     Net other expense for the third quarter of 2001 was $41,784 compared with net income of $1,674 for the third quarter of 2000. For the first nine months ended September 30, 2001, net other expense was $99,296, compared to $68,786 for the same period in 2000. Net other expense is higher in the current year due to the gain on sale of used equipment and higher interest income in the previous year.

     Net loss for the third quarter of 2001 was $84,493 compared with a net income of $41,100 for the third quarter of 2000. For the nine months ended September 30, 2001, the net loss was $503,747, compared to a net income of $194,348 for the same period of 2000.


LIQUIDITY AND SOURCES OF CAPITAL

     The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $700,000 through October 1, 2001 and $500,000 thereafter, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balances at September 30, 2001 and December 31, 2000 were $694,245 and $444,682, respectively. The Company is currently negotiating with bankers to correct the default incurred on October 1, 2001, when the credit line was reduced.

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

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: November 1, 2001                 /s/ James M. Rallo
      ----------------                 ----------------------------------------
                                       James M. Rallo,  President


Date: November 1, 2001                 /s/ Enzo Costantino
      ----------------                 ----------------------------------------
                                       Enzo Costantino, Chief Financial Officer