Form 10KSB40
period 2001-12-31
AMERICAN STONE INDUSTRIES INC
filed 2002-04-01
CIK 907033

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-22375

                                   ----------

                         AMERICAN STONE INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                        13-3704099
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        (Identification No.)

     8705 QUARRY ROAD, AMHERST, OHIO                               44001
(Address of Principal Executive Offices)                         (Zip Code)

                                 (440) 986-4501
                (Issuer's Telephone Number, Including Area Code)

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

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year: $3,786,940

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $7,763,449.50, computed on the basis of the last reported sale price per share ($8.50) of such stock on the Nasdaq Bulletin Board. For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding as of March 15, 2002 was 1,936,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-KSB REFERENCE                                     DOCUMENTS
---------------------                                     ---------
Part III (Items 9, 10, 11 and 12)                 Portions of the Registrant's
                                                  Definitive Proxy Statement to
                                                  be used in connection with its
                                                  Annual Meeting of Stockholders
                                                  to be held on April 24, 2002.

      Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 2001.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General.

      American Stone Industries, Inc. ("ASI" or the "Company") is a holding company that conducts its business through its wholly-owned subsidiaries, American Stone Corporation ("ASC") and Amherst Stone at Cleveland Quarries, Inc. ("Amherst Stone"). The Company quarries, purchases and sells stone for use in the building construction industry. The Company produces two types of natural stone: (1) dimensional stone, which is natural stone that is cut to size as specified in architectural designs and is primarily used as architectural accents to buildings, although dimensional stone is also used for funeral monuments, landscape and ornamental objects; and (2) construction stone, which is natural stone primarily used for road base, back fill and erosion control.

      The Company was incorporated in the State of Delaware on November 11, 1992. The Company acquired the operating assets of Cleveland Quarries, L.P. in February 1996, and thereafter began operating the 145-year old quarry situated near Amherst, Ohio known as the "Cleveland Sandstone Quarries" (the "Cleveland Quarries"). The Cleveland Quarries consist of estimated recoverable reserve deposits in excess of 300 million cubic feet located on over 1,000 acres of property. Management of the Company ("Management") believes, based upon various industry reports and surveys since the initial discovery in 1853, that the Cleveland Quarries are among the world's largest sandstone quarries.

      In January of 2001, the Company created Amherst Stone, a wholly-owned subsidiary, to act as a distributor directly to northern Ohio builders and landscapers. Amherst Stone acts as a full-time supplier of Cleveland Quarries sandstone and other natural stone products.

      Unless the context requires otherwise, references in this report to the "Company" refer to the Company and its wholly-owned subsidiaries.

The Business.

      The Company quarries, purchases and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce a type of sandstone that is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized widely in the United States and Canada in such projects as the following:

     FACILITY/BUILDING                      LOCATION                     DATE
     -----------------                      --------                     ----
The John Hancock Building           Boston, Mass. (U.S.A.)               1948
U.S. Post Office                    Cleveland, Ohio (U.S.A.)             1934
Parliament Building                 Ottawa, Ontario (Canada)             1865
                                                                    (rebuilt 1917)
City Hall                           Buffalo, New York (U.S.A.)           1930
U.S. Bankruptcy Court               Little Rock, Ark. (U.S.A.)           1918
Oberlin College Campus              Oberlin, Ohio (U.S.A.)             1885-1943
Osgoode Hall -- Law courts of       Toronto, Ontario (Canada)            1857
Upper Canada
NHL Hockey Hall of Fame             Toronto, Ontario (Canada)            1885
County Courthouse                   Savannah, Ga. (U.S.A.)               1889
St. James Cathedral                 Toronto, Ontario (Canada)            1853
University of Pennsylvania          Philadelphia, Penn. (U.S.A.)       1874-1910
Oberlin College Science Building    Oberlin, Ohio (U.S.A.)               2001

      Berea Sandstone has been used in the construction of numerous additional facilities over the past 100 years, including government buildings, banks, churches and prestigious private residential dwellings throughout the United States and Canada. One of the most current personal residences of note is that of Mr. William Gates in Seattle, Washington.

Industry Structure.

      All natural stone products go through several stages prior to final use. The various stages can be defined as follows: (1) quarrying, which is the extraction of large blocks of stone; (2) primary processing, which involves sawing the large blocks into smaller blocks or large slabs; (3) secondary processing, which is the conversion of smaller blocks or slabs into finished product; and (4) installation, which involves assembling and installing finished product. The Company owns and operates its own quarries. The Company is also a primary processor, as it owns and operates its own slabbing mills. In addition, the Company has its own secondary processing mill. All three processes are performed at the Company's South Amherst location in Ohio.

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

      Companies operate in diverse ways within the natural stone industry. They are usually involved in more than one of these disciplines. Companies operating at the ends of the process (i.e., the quarrying and installation) tend to locate geographically. Quarry operations locate where the raw material is found, and installers operate in the area in which the finished product is to be installed. Primary processors often locate at or near the quarries. For this reason, the same company is often involved in both the quarry and primary processing segment. Similarly, secondary processors locate at or near the installers' premises. Therefore, companies that do installation are also usually capable of secondary processing. Management believes that few companies operate in all segments of the industry.

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

      This change is evidenced by the decline in the number of full-service (primary and secondary) competitors in the domestic market. Most new capital investment has occurred in Europe, India and China, with little occurring in North America. The Company believes that its investment in high-tech equipment will enable it to compete domestically with both domestic and foreign competitors.

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

                             QUARRY TO END-USER

                ----------------   Quarry  ----------------
               |                 ---------                 |

       Secondary Processor                          Primary Processor
    ----------------------                          ---------------------
               |                                            |
               ---------------   Installer  ----------------
                                 ---------

                    ------  General Contractor   ------
                  |        --------------------        |

             Architect                                Distributor
           -------------                            ---------------
                  |                                    |
                   ----------    Designer   -----------
                               -----------
                                    |

                             Purchasing Agent
                           --------------------
                                    |
                                 End-User
                               -----------

      For the period from 1997 to 2001, the Company's annual production of natural stone was as follows:

                           RAW STONE:
                           ----------
                                                       (TONS)
                           1997                         9,566
                           1998                        10,696
                           1999                        13,662
                           2000                        12,699
                           2001                        16,855

      Management currently intends to target the following segments:

      Building Stone:

      - Slabs    - Ashlar         - Landscaping    - Swimming Pool Construction
      - Sills    - Patio Stone    - Tile           - Restoration (Cut Stone)
      - Steps    - Wallstone      - Cutstone

      Specialty Products:

      - Cores (Oil & Gas Research)                 - Grindstones
      - Breakwater Stone                           - Ornamental

Employees.

      The Company has approximately 60 full-time employees, of which about 50 are hourly. The average hourly wage of the quarry personnel is approximately $13.00 per hour. The quarries are situated in geographic regions that have a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, the Company has a positive relationship with its employees.

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

      - Access to a large supply of fresh water which is required to utilize diamond saw technology;

      - A strategic geographic location from which the Company can serve about 66% of the domestic United States market within a 500 mile radius from the quarries;

      -     Low cost of raw materials; and

      - High quality, attributed to the skilled labor pool, and the higher level of capital investment in equipment.

Marketing.

      The marketing of the Company's products from Ohio is primarily done through an in-house salaried sales staff. In addition, the Company is represented by about 40 distributors in approximately 19 states and provinces who deal directly with the end user by purchasing products from the Company at discounted rates and selling them to the end user at a markup. The Company added its own in-house distributor, Amherst Stone, in 2001 to serve the local market.

      The Company's historical market has been the United States and Canada. Within the United States, the Midwest and Northeast regions have traditionally accounted for more than 80% of the Company's sales in the United States. In Canada, the Company's sales have occurred almost exclusively in the Provinces of Ontario, Quebec and British Columbia. The Company's objective is to develop a world-wide market with primary emphasis upon the warmer weather sections of the United States. Costs of transportation become more relevant when the construction site is more than 500 miles from the quarries.

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

Backlog.

      As of December 31, 2001, the Company's backlog of orders was $1,125,000, as compared to a backlog of $213,000 at December 31, 2000.

      In the opinion of Management, the increase in the Company's backlog is the result of several large architectural projects as well as the direct result of increased marketing activity in 2001.

Seasonality.

      The Company's sales are cyclical in nature. Historically, the Company's sales have been highest during the second and third quarters, which usually account for more than 60% of the fiscal year's sales. The first quarter typically has the lowest sales due to inclement weather in the Northern Ohio region and the difficulty of operating a quarry in such an environment.

Intellectual Property/Proprietary Rights.

      The Company holds copyrights in marketing materials and owns various trademarks. The Company does not believe that intellectual property is material to the operation of its business.

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

Research and Development.

      In the fiscal years ended December 31, 2001 and 2000, the Company did not make any research and development expenditures.

Methods of Distribution and Costs of Transportation.

      All of the Company's stone is shipped via flatbed truck. Customers are generally charged directly by the carrier for shipping. Shipping costs generally are as low as 6% for local deliveries, up to 25% within a radius of 500 miles, and higher beyond a 500 mile radius. Customs duties between Canada and the United States are minimal.

ITEM 2. DESCRIPTION OF PROPERTY.

General.

      The Company owns two separate parcels of land in the Counties of Lorain and Erie, Ohio. These properties contain stone with a variety of colors and properties. All of the properties have permits for use as quarries and all permits are in good standing.

      The parcel in Erie County is in Birmingham Township, consists of approximately 200 acres, and contains the only Company quarry currently operating. Stone from this quarry is suitable to all end purposes of the Company's products and has a higher compressive strength than the stone quarried from the other Company quarries. Stone from this quarry is suitable not only for new projects but also for renovation, restoration or expansion of existing buildings. The Birmingham property also contains a supply of natural gas, which is leased to a local utility. There are no processing facilities on the Birmingham property.

      The Company's main parcel is in Amherst Township (Lorain County), consists of approximately 800 acres, and is the site of six quarries, the mills and offices. The main parcel fronts the Ohio State Turnpike approximately twenty minutes west of downtown Cleveland. All of the quarries on the Lorain County land are currently unused and dormant.

Reserve Information.

      From approximately 1960 to 1992 the reserves of Cleveland Quarries were estimated by the then owner (Stancorp), which drilled samples of Berea Sandstone on the Company-owned properties. The reserve estimates were then calculated using the deposit area and observations of depth from the existing quarries. On the basis of the reserve estimates obtained by the previous owner, Management has estimated that dimensional stone reserves for the Birmingham property are 126 million recoverable cubic feet based on a deposit of at least 30 acres indicated by topographic studies and that the Lorain County property contains 210 million recoverable cubic feet of dimensional stone and 21 million recoverable cubic feet of construction stone. In summary, Management believes that the properties have a total estimated recoverable reserve in excess of 300 million cubic feet.

      Usage for the past three years is as follows:

         YEAR                       EXTRACTED CU. FT.         SOLD CU. FT.
         ----                       -----------------         ------------
         1999                       190,000                   85,000
         2000                       177,600                   97,300
         2001                       240,000                   97,800

Differences between cubic feet extracted and cubic feet sold are primarily the result of waste. The percentages of waste vary from year to year primarily because of differences in product mix. At current usage rates, the reserves far exceed any reasonable expectation of depletion.

Buildings.

      The following is a list of the main buildings on the Lorain County property:

   BUILDING                  SIZE S.F.     YEAR BUILT          CURRENT USE                 FUTURE USE
   ----------                ---------     ----------          -----------                 ----------
   Mill No. 3                  18,175          1946             Processing                  Processing
   Mill No. 6                  45,000          1923               Storage                   Processing
   Mill No. 8                  44,165          1926             Gang Sawing                 Gang Sawing
Office & Showroom              11,305          1900          Office & Showroom           Office & Showroom

Encumbrances.

      The two parcels in Ohio are subject to mortgages between the Company and a bank to secure borrowings under a line of credit of up to $500,000 and a term note with a balance outstanding as of December 31, 2001 of $783,400.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. The trading symbol of the Common Stock is AMST. The following table shows the high and low daily closing prices for the Company's Common Stock for each quarter of 2001 and 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2000                                 HIGH           LOW
----------------------------                                 ----           ---
First Quarter ......................................         $6.63         $4.00
Second Quarter .....................................          6.25          5.25
Third Quarter ......................................          6.25          4.00
Fourth Quarter .....................................          5.00          3.63

YEAR ENDED DECEMBER 31, 2001                                 HIGH           LOW
----------------------------                                 ----           ---
First Quarter ......................................         $5.13         $4.50
Second Quarter .....................................          5.15          3.50
Third Quarter ......................................          5.00          4.50
Fourth Quarter .....................................          6.00          2.50

      As of March 15, 2002, there were approximately 90 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support growth.

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

COMPANY OVERVIEW

Total Revenue

      Total revenue increased by $8,259, or by .2%, from $3,778,681 in 2000 to $3,786,940 in 2001. The increase was due to $586,000 in sales from the new in-house distributor, Amherst Stone. Sandstone represented approximately $300,000 of those sales, therefore 2001 sales were $280,000 less than the previous year for quarried and manufactured product.

Gross Profit

      Gross profit decreased 60%, from $1,130,816 in 2000 to $457,222 in 2001.
Gross margin as a percentage of sales decreased from 30% in 2000 to 12% in 2001. The decrease was due to a shift in products sold from the higher margin architectural product to the lower margin landscape (primarily split) products. Architectural product sales were approximately $400,000 less than the previous year. Also contributing to the decrease in gross profit were manufacturing inefficiencies in the first half of the year related to lower volumes and production problems. Some price reductions taken to move product also reduced gross profit and revenue.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $147,478 to $989,406 in 2001 from $841,928 in 2000. As a percentage of total revenue, selling, general and administrative expenses increased to 26% in 2001 from 22% in 2000. The increase in Selling, General and Administrative costs was due to increased overhead related to the Amherst Stone addition and increased marketing expenses that were planned in conjunction with the 2001 sales and marketing plans. These expenses included additional sales personnel as well as promotional materials and showroom expenses.

Other Income (Expense)

      Interest expense increased from $127,281 in 2000 to $137,001 in 2001 due to an increase in the amount borrowed on the line of credit as well as the lease costs for the new quarry saw. Interest income declined due to a significantly small average cash balance during the year. Interest income decreased from $12,710 in 2000 to $4,500 in 2001.

Income

      The Company had a net loss of $664,685 in 2001 compared with net income of $174,317 in 2000. The loss in 2001 was due to a combination of decreased sales in higher margin products, lower manufacturing efficiencies, and increased selling, general and administrative expenses.

Cash Flow and Liquidity

      In February, 2001, the Company refinanced its bank line of credit. The new credit agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the bank's prime lending rate. Borrowings under the agreement are secured by substantially all real estate, inventory and equipment of the Company. In April of 2001, the Company negotiated an additional temporary line of credit for $200,000. That line was not renewed and, as of September 30, 2001, the Company was in default on that portion of the line and was still in default at December 31, 2001. Additionally the Company was in arrears on its personal property tax obligations. Please see Note 11, Subsequent Events, for further discussion of the Company receiving additional funds in 2002 and curing the defaults on its obligations. The outstanding balances at December 31, 2001 and 2000 were $694,245 and $444,684, respectively.

      In June 2000, the Company negotiated a private placement equity investment of $900,000 from Roulston Venture Capital, L.P. The Partnership acquired 200,000 shares of newly issued common stock at $4.50 per share, the then-current market price, in a transaction approved by a majority of the independent members of the Board.

      Management believes that the Company does not currently have, and is not expected to have within the next 12 calendar months, any cash flow or liquidity problems. Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens or settlement obligations.

FORWARD LOOKING STATEMENTS

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio

      We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                                    Hobe & Lucas

Independence, Ohio
February 12, 2002

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                                       2001             2000
                                                                       ----             ----
Current Assets
    Cash and cash equivalents                                   $    27,733      $   232,972
    Accounts receivable, net of allowance for
        doubtful accounts of $40,000 - 2001 and
        $55,322 - 2000                                              658,322          677,020
    Prepaid expenses                                                 78,811           32,221
    Inventory                                                     1,321,728        1,011,973
                                                                -----------      -----------
             Total current assets                                 2,086,594        1,954,186
                                                                -----------      -----------

Property, Plant and Equipment, Net                                3,491,349        3,351,817
                                                                -----------      -----------

Other Assets
    Intangibles, Net of amortization                                 35,704           38,680
    Restricted cash                                                  13,589           12,916
    Deposits                                                          1,000            1,000
                                                                -----------      -----------
                                                                     50,293           52,596
                                                                -----------      -----------
                                                                $ 5,628,236      $ 5,358,599
                                                                ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Bank line of credit                                         $   694,245      $   444,684
    Current portion of notes payable                                391,016          447,280
    Accounts payable                                                499,164          271,765
    Accrued and withheld payroll
        and payroll taxes                                            77,701           98,451
    Accrued liabilities                                             197,818           65,658
                                                                -----------      -----------
             Total Current Liabilities                            1,859,944        1,327,838
                                                                -----------      -----------

Long Term Liabilities
    Notes payable                                                   670,591          268,375
                                                                -----------      -----------

Stockholders' equity
    Common stock, $.001 par value
        20 million shares authorized
        1,936,364 shares issued and
        outstanding                                                   1,936            1,936
    Additional paid-in capital                                    4,819,738        4,819,738
    Accumulated deficit                                          (1,723,973)      (1,059,288)
                                                                -----------      -----------
                                                                  3,097,701        3,762,386
                                                                -----------      -----------
                                                                $ 5,628,236      $ 5,358,599
                                                                ===========      ===========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001             2000
                                                          ----             ----
Sales                                              $ 3,786,940      $ 3,778,681

Cost of goods sold                                   3,329,718        2,647,865
                                                   -----------      -----------

Gross profit                                           457,222        1,130,816
                                                   -----------      -----------

Selling and administrative expenses                    989,406          841,928
                                                   -----------      -----------

(Loss) income from operations                         (532,184)         288,888
                                                   -----------      -----------

Other Income/(Expense)
    Interest income                                      4,500           12,710
    Interest expense                                  (137,001)        (127,281)
                                                   -----------      -----------
                                                      (132,501)        (114,571)
                                                   -----------      -----------

(Loss) income before provision for income taxes       (664,685)         174,317

Provision for income taxes                                  --               --
                                                   -----------      -----------

Net (loss) income                                  $  (664,685)     $   174,317
                                                   ===========      ===========

Net (Loss)/Income per Common Share
    Basic                                          $      (.34)     $       .10
                                                   ===========      ===========
    Diluted                                        $      (.34)     $       .09
                                                   ===========      ===========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                       Common Stock
                                 ------------------------      Additional                             Total
                                  Issued                        Paid-In         Accumulated       Stockholders'
                                  Shares        Par Value       Capital           Deficit             Equity
                                 ---------      ---------      ----------       -----------       -------------
Balance, January 1, 2000         1,723,364       $ 1,723       $3,874,451       $(1,233,605)       $ 2,642,569

Shares issued in stock
    option exercise                 13,000            13           45,487                --             45,500

Shares issued                      200,000           200          899,800                --            900,000

Net income                              --            --               --           174,317            174,317
                                 ---------       -------       ----------       -----------        -----------

Balance, December 31, 2000       1,936,364       $ 1,936       $4,819,738       $(1,059,288)       $ 3,762,386

Net income                              --            --               --          (664,685)          (664,685)
                                 ---------       -------       ----------       -----------        -----------

Balance, December 31, 2001       1,936,364       $ 1,936       $4,819,738       $(1,723,973)       $ 3,097,701
                                 =========       =======       ==========       ===========        ===========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001           2000
                                                                          ----           ----
Net Income                                                         $  (664,685)     $ 174,317
                                                                   -----------      ---------

Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
       Depreciation, amortization and depletion                        416,325        316,816
       Gain on sale of equipment                                        (2,300)       (25,000)
       Changes in assets and liabilities:
       Decrease in accounts receivable                                  18,698          6,764
       (Increase) in inventory                                        (309,755)      (110,872)
       (Increase) Decrease in prepaid expenses                         (46,590)        22,655
       Increase (Decrease) in payables and accrued liabilities         338,809        (58,573)
       Other, net                                                         (673)          (640)
                                                                   -----------      ---------
               Total Adjustments                                       414,514        151,150
                                                                   -----------      ---------

           Net Cash Provided by (Used in) Operating
               Activities                                             (250,171)       325,467
                                                                   -----------      ---------

Cash Flows from Investing Activities:
    Proceeds from sale of equipment                                      2,300         25,000
    Purchase of property, plant and equipment                         (552,881)      (664,288)
                                                                   -----------      ---------

           Net Cash Used in Investing Activities                      (550,581)      (639,288)
                                                                   -----------      ---------

Cash Flows from Financing Activities:
    Net borrowings under line of credit arrangements                   249,561       (224,036)
    Proceeds from long term debt                                     1,063,130         17,854
    Repayment of long term debt                                       (717,178)      (242,903)
    Proceeds from issuance of common stock                                  --        945,500
                                                                   -----------      ---------

           Net Cash Provided by Financing Activities                   595,513        496,415
                                                                   -----------      ---------

Net (Decrease) Increase in Cash and Cash Equivalents                  (205,239)       182,594

Cash and Cash Equivalents at Beginning of Year                         232,972         50,378
                                                                   -----------      ---------

Cash and Cash Equivalents at End of Year                           $    27,733      $ 232,972
                                                                   ===========      =========

Supplemental Disclosure of Cash Flows
    Information:
       Interest paid                                               $   137,000      $ 128,000
       Taxes paid                                                  $        --      $      --

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Activity

      American Stone Industries, Inc. (a Delaware corporation) is a publicly-held company whose stock is traded on the OTC Bulletin Board. American Stone Industries, Inc. ("ASI") is a holding company that mines and sells stone predominantly for the building stone market through its wholly owned subsidiary, American Stone Corporation ("ASC"). ASC owns and operates the Cleveland Quarries in Amherst, Ohio.

      In January of 2001, the Company created a wholly-owned subsidiary, known as Amherst Stone at Cleveland Quarries, Inc. ("Amherst Stone") to act as a distributor directly to northern Ohio builders and landscapers. The Company intends Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products.

Property, Plant and Equipment - At Cost

      Property, plant and equipment at December 31, 2001 and 2000 consisted of:

                                                       2001           2000
                                                       ----           ----
      Land                                       $  442,110     $  443,997
      Buildings and improvements                  1,398,553        981,208
      Equipment                                   2,792,106      2,487,528
      Computers                                      61,171         47,986
      Vehicle                                        11,000         11,000
      Construction in progress                       41,729        223,956
                                                 ----------     ----------
                                                  4,746,669      4,195,675
      Less: Accumulated depreciation              1,255,320        843,858
                                                 ----------     ----------
      Net property, plant and equipment          $3,491,349     $3,351,817
                                                 ==========     ==========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $1,887 and $1,374 for the year ended December 31, 2001 and 2000, respectively.

      The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $411,462 and $312,467 for the year ended December 31, 2001 and 2000, respectively.

      Construction in progress for 2001 represents costs incurred to date for the purchase and installation of sandblasting equipment and upgrades to the production buildings.

      Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

Principles of Consolidation

      The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiaries American Stone Corporation and Amherst Stone at Cleveland Quarries, Inc. for the year ended December 31, 2001 and American Stone Industries, Inc. and American Stone Corporation for the year ended December 31, 2000. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Intangibles

      Goodwill is being amortized on the straight-line method over a twenty and thirty year period. Other intangible assets, including trademarks are amortized over their economic lives. Amortization expense for the years ended December 31, 2001 and 2000 were $2,976 and $2,976, respectively. At December 31, 2001 and 2000, intangibles are $35,704 and $38,680 net of accumulated amortization of $18,580 and $15,604, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets."

      This statement eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company will adopt SFAS No. 142 effective January 1, 2002, which will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. Although the Company is still reviewing the provisions of these Statements, it is management's preliminary assessment that goodwill impairment will not result upon adoption.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables.

      The Company conducts a major portion of its business with certain customers that accounted for more than ten percent of total revenues in the year 2000. Sales and outstanding accounts receivable to these customers were $670,000 and $70,000 respectively, for the year ended December 31, 2000. No significant concentrations existed in 2001.

Income Per Common Share

      Income per common share is based on the weighted average number of shares outstanding which was 1,936,364 and 1,831,350 for the years ended December 31, 2001 and 2000, respectively.

      The exercise of outstanding stock options would not result in material dilution.

Inventory

      The inventories which consist of sandstone are stated at the lower of first-in, first-out (FIFO) cost or market.

Restricted Cash

      The Company's certificate of deposit is assigned to the Ohio Department of Natural Resources Division of Reclamation.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - STOCKHOLDERS' EQUITY

      At December 31, 1998, the Company had outstanding stock options to an officer totaling 25,000 shares at $5.00 per share which were awarded in February, 1997 at the then fair market value of the shares. These options are not part of the options plans adopted June 24, 1998 (Note 3). These options expired in February, 2000. None of these options were exercised during 2000.

      On October 1, 1999, the Company signed an interest-only note with Roulston Ventures Limited Partnership (RVLP) for $150,000. Repayment of principal is to be made on October 1, 2002. At any time up to the maturity date, RVLP has the right to convert the debt into shares of common stock at $5.50 per share.

      On July 10, 2000, the Company issued 200,000 of common stock to Roulston Venture Capital Limited Partnership in a private placement transaction for an aggregate purchase price of $900,000, or $4.50 per share, the then current market price.

NOTE 3 - STOCK OPTION PLANS

      The Company maintains the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value at the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable one year after the date of grant. At December 31, 2001 and 2000, 20,000 options with exercise prices ranging from $3.50 to $5.00 were outstanding and exercisable.

      Additionally, the Company maintains the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grant under the plan. Each option is exercisable one year after the date of grant and expires five years after the date of grant. Each eligible director receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock on the date of the annual meeting and 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended. Each option shall be at fair market value on the date of the grant. At December 31, 2001, 88,200 shares with exercise prices ranging from $2.37 to $8.75 ($4.93 weighted average) were outstanding, 65,550 of which were exercisable. At December 31, 2000, 65,550 shares with exercise prices ranging from $2.37 to $8.75 ($5.23 weighted average) were outstanding, 41,850 of which were exercisable.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 3 - STOCK OPTION PLANS (Continued)

      A summary of option activity under the plans follows:

                                                    Number of            Weighted
                                                  Shares Under       Average Exercise
                                                     Option                Price
                                                  ------------       ----------------
Outstanding at January 1, 2000                       74,850                $4.58
    Granted                                          23,700                $5.70
    Exercised                                       (13,000)               $3.50
    Canceled                                             --                $  --
                                                    -------

Outstanding at December 31, 2000                     85,550                $5.06
    Granted                                          22,650                $4.07
    Exercised                                            --                $  --
    Canceled                                             --                $  --
                                                    -------

Outstanding at December 31, 2001                    108,200                $4.85
                                                    =======

Options exercisable at December 31, 2001             85,550                $5.06
                                                    =======                =====

Options exercisable at December 31, 2000             61,850                $4.81
                                                    =======                =====

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

      Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.84% and 5.73% for 2001 and 2000, respectively, an expected life of the options of five years, no expected dividend yield and a volatility factor of 10%.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 3 - STOCK OPTION PLANS (Continued)

      Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for 2001 and 2000 would have been as follows:

                                                      2001            2000
                                                      ----            ----
      Net Income
          As reported                          $  (664,685)    $   174,317
                                               ===========     ===========
          Pro forma                            $  (757,020)    $   101,467
                                               ===========     ===========

      Basic earnings per share:
          As reported                          $      (.34)    $       .10
                                               ===========     ===========
          Pro forma                            $      (.39)    $       .06
                                               ===========     ===========
      Diluted earnings per share:
          As reported                          $      (.34)    $       .09
                                               ===========     ===========
          Pro forma                            $      (.39)    $       .05
                                               ===========     ===========

NOTE 4 - LINE OF CREDIT

      The Company has a line of credit with maximum borrowings of $500,000. The note provides for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate (4.75% and 9.5% at December 31, 2001 and 2000, respectively). The debt agreement contains certain restrictive terms and covenants. The Company was in compliance with its covenants at December 31, 2000. At December 31, 2001, the outstanding balance was $694,245 which exceeded the $500,000 maximum by $194,245. As a result, the Company was not in compliance with the loan covenants at December 31, 2001. The Company has obtained a waiver from the bank and has subsequently paid down the debt to comply (Note 11). The debt is secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 2001 and 2000 was $694,245 and $444,684, respectively.

NOTE 5 - LONG TERM DEBT

      In February 2001, the Company negotiated a new debt financing agreement with a bank for $900,000. As a result, the Company consolidated three of its existing term loans into a single loan with an interest rate of 8.0%.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - LONG TERM DEBT (Continued)

                                                                                          2001          2000
                                                                                          ----          ----
      9%, note payable to bank with interest only until March, 1998 then payable in monthly installments of $10,407 including interest, secured by substantially all real estate, inventory and equipment of the Company.
      Amount refinanced in 2001                                                      $     -0-      $215,302

      6.29%, note secured by equipment payable in 24 monthly installments of
      $1,067. Final payment due December, 2001                                             -0-        14,147

      Unsecured note payable to Roulston Ventures L.P. Interest only payable quarterly at 8%. Balance due October 1, 2002. Convertible to common stock
      at note holders option on or before due date. Convertible at $5.50 per share    150,000        150,000

      Note payable to bank payable in monthly installments of $3,143 including interest at prime plus 0.75% (prime was 9.5% at December 31, 2000), secured by substantially all real estate, inventory and equipment of the
      Company. Amount refinanced in 2001                                                   -0-       107,782

      7.76%, note payable to bank.  Payable in
      monthly installments of $10,442 plus interest
      Secured by substantially all real estate, inventory
      and equipment of the Company.  Amount refinanced
      in 2001                                                                              -0-       210,570

      6.99%, note secured by equipment payable in 24 monthly installments of
      principal and interest, final payment due July, 2002                              6,808         17,854

      Note secured by equipment with principal payable in 12 monthly
      installments of $1,105. Final payment due February 1, 2002                        2,210             -0-

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - LONG TERM DEBT (Continued)

                                                                                         2001           2000
                                                                                         ----           ----
       8.52%, note payable to bank. Secured by equipment payable in monthly installments of principal and interest of $2,248. Final payment
       due December 1, 2005.                                                      $    91,188       $     -0-

       8.00%, note payable to bank. Payable in monthly installments of $18,297 which includes principal and interest. Final payment due February 1,
       2006. Secured by blanket lien on all real estate, inventory, receivables and equipment of the Company. The agreement contains certain restrictive covenants which the Company was in violation at December 31, 2001. The
       Company has obtained a waiver from the bank.                                   783,400             -0-

       6.90%, note secured by equipment with payments of $1,206 monthly which
       includes principal and interest. Final payment due December 1, 2003.            28,001             -0-
                                                                                  -----------       --------
                                                                                    1,061,607        715,655
       Less: Current Portion                                                          391,016        447,280
                                                                                  -----------       --------
                                                                                  $   670,591       $268,375
                                                                                  ===========       ========

      Following is a summary of future maturities of long term debt as of December 31, 2001:

           2002                             $  391,016
           2003                                212,129
           2004                                214,969
           2005                                233,173
           2006                                 10,320
                                            ----------
                                            $1,061,607
                                            ==========

NOTE 6- FAIR VALUE OF FINANCIAL STATEMENTS

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

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY (Continued)

      Following is the information regarding the Company's continuing operations by geographic location.

                                                            2001            2000
                                                            ----            ----
Net sales, including geographic transfers
   United States                                     $ 3,377,638     $ 3,453,263
   Canada                                                409,302         325,418
                                                     -----------     -----------
                                                     $ 3,786,940     $ 3,778,681
                                                     ===========     ===========

Income (Loss) from operations:
   United States                                     $  (532,184)    $   288,888
   Canada                                                     --              --
                                                     -----------     -----------

Income (Loss) from operations:                          (532,184)        288,888
   Interest expense                                     (137,001)       (127,281)
   Interest income                                         4,500          12,710
                                                     -----------     -----------

Income (Loss) from operations before income taxes    $  (664,685)    $   174,317
                                                     ===========     ===========

Identifiable assets:
   United States                                     $ 5,628,236     $ 5,358,599
   Canada                                                     --              --
                                                     -----------     -----------

                                                     $ 5,628,236     $ 5,358,599
                                                     ===========     ===========

NOTE 8 - LEASES

      The Company has entered into operating leases agreements for trucks and equipment. Lease payments in 2001 amounted to $59,404.

      Below is a five year schedule of minimum lease payments.

            2002               $ 50,467
            2003                 35,076
            2004                 20,328
            2005                  4,195
            2006                     --
                               --------
                               $110,066
                               ========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 9- INCOME TAXES

      Income taxes on continuing operations include the following:

                                                                   2001     2000
                                                                  -----    -----
            Currently payable                                     $  --    $  --
            Deferred                                                 --       --
                                                                  -----    -----

                Total                                             $  --    $  --
                                                                  =====    =====

      A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                            2001                      2000
                                                 -----------------------      -------------------
                                                                   % of                     % of
                                                                  Pretax                   Pretax
                                                   Income         Amount      Income       Amount
                                                 ---------        ------      -------      ------
Income taxes per
   statement of income                           $      -0-         0%        $    -0-       0%
Tax rate differences resulting from:
   Income (loss) for financial reporting
       purpose without tax expense or
       benefit. Utilization of loss carry-
       forward (unavailable for carryback
       against prior income taxes paid)           (225,993)       (34)%        59,268       34%
                                                 ---------        ---         -------       --
   Income taxes at statutory rate                $(225,993)       (34)%       $59,268       34%
                                                 =========        ===         =======       ==

      For United States tax purposes, the Company has available at December 31, 2002, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

             Amount of Unused Operating            Expiration During Year Ended
                Loss Carry-forwards                         December 31,
             --------------------------            ----------------------------
                   $     48,000                                 2007
                      1,553,000                                 2008
                        470,000                                 2009
                        773,000                                 2010
                        131,000                                 2012
                        650,000                                 2019
                         21,000                                 2020
                        665,000                                 2021
                   ------------
                   $  4,311,000
                   ============

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - INCOME TAXES (Continued)

      Utilization of the net operating loss carry-forward is contingent upon the Company having sufficient taxable income in the future.

      The Company's deferred tax assets and liabilities at December 31, 2001 and 2000 consist of:

                                        2001             2000
                                        ----             ----
      Deferred tax asset         $ 2,013,000      $ 1,240,000
      Valuation allowance         (1,761,000)      (1,165,000)
      Deferred tax liability        (252,000)         (75,000)
                                 -----------      -----------
                                 $        --      $        --
                                 ===========      ===========

      Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss carry-forward. No deferred taxes are reflected in the balance sheet at December 31, 2001 and 2000 due to a valuation allowance. As of December 31, 2001 and 2000, the Company recognized a $596,000 and $82,000 increase in the valuation allowance, respectively.

NOTE 10 - PROFIT SHARING PLAN

      American Stone Corporation has a 401(k) profit-sharing plan (the Plan) offered to employees with more than one year of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a match of 50% of employee contributions to the Plan up to 6% of employee wages. Company contributions to the plan in 2001 and 2000 were $14,901 and $11,333, respectively.

NOTE 11 - SUBSEQUENT EVENTS

      In February 2002, the Company obtained a $500,000 loan from an individual investor. The loan provides for quarterly payments of interest only at 6% per annum with principal due and payable January 2007. The loan is convertible into common stock at $5.00 per share any time from the date the agreement is initiated until principal is paid in full.

      The Company will use the loan proceeds to first pay down the line of credit to within the maximum borrowing limit, then use the remainder for operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

      Information required by this Item 9 as to the executive officers of the Company is set forth below:

      The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 15 2002.

      NAME           AGE                          POSITION
      ----           ---                          --------
Enzo Costantino      40         Enzo Costantino has served as Treasurer of the
                                Company and as a Director since 1996. Mr.
                                Costantino has been Secretary and Treasurer of
                                Terrazo, Mosaic & Tile Company, Ltd. ("TMT")
                                since 1994. Prior to joining TMT, Mr. Costantino
                                was the controller of Daicon Contractors, a
                                general contractor located in Toronto, Ontario,
                                from 1989 to 1994, and the cost accounting
                                manager for Canada Packers, a meat processor
                                located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier     47         Michael J. Meier has served as Secretary of the
                                Company and as a Director since 1996. He has
                                been Director of Finance and IT, Specialty
                                Resins and Formulators, of PolyOne Corporation
                                (NYSE: POL) since May 1999. PolyOne Corporation,
                                with revenues approaching $3 billion, is an
                                international polymer services company with
                                headquarters in Cleveland, Ohio. Mr. Meier was
                                previously Vice President of Finance, Chief
                                Financial Officer, Secretary and Treasurer of
                                Defiance, Inc. (Nasdaq NM: DEFI) from 1990 until
                                February 1999. Defiance, a supplier of products
                                and services to the U.S. transportation
                                industry, was purchased by General Chemical
                                Group Inc. (NYSE: GCG) in February 1999.

James M. Rallo       53         James M. Rallo has served as President and Chief
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

      Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

      The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      Reference is made to the Exhibit Index set forth herein beginning at page 33.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STONE INDUSTRIES, INC.


By: /s/ JAMES M. RALLO
   ----------------------------------
        James M. Rallo, President and
        Chief Executive Officer
        Date: March 29, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  JAMES M. RALLO                           By: /s/ JACQUITA K. HAUSERMAN
    ---------------------------------------           ----------------------------------------
    James M. Rallo, President and                     Jacquita K. Hauserman, Director
    Chief Executive Officer (Principal                Date: March 29, 2002
    Executive Officer)
    Date: March 29, 2002


By: /s/  ENZO COSTANTINO                          By: /s/ MICHAEL J. MEIER
    ---------------------------------------           ----------------------------------------
    Enzo Costantino, Treasurer and Director           Michael J. Meier, Secretary and Director
    Date: March 29, 2002                              (Principal Accounting Officer and
                                                      Principal Financial Officer)
                                                      Date: March 29, 2002


By: /s/  THOMAS H. ROULSTON II                    By: /s/ TIMOTHY I. PANZICA
    ---------------------------------------           ----------------------------------------
    Thomas H. Roulston II, Chairman                   Timothy I. Panzica, Director
    of the Board                                      Date: March 29, 2002
    Date: March 29, 2002


By: /s/  GLEN GASPARINI                           By: /s/ LOUIS STOKES
    ---------------------------------------           ----------------------------------------
    Glen Gasparini, Director                          Louis Stokes, Director
    Date: March 29, 2002                              Date: March 29, 2002

                                  EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------                              -----------------------
      3.1          Certificate of Incorporation of the Company, dated November 13, 1992             (A)

      3.2          Certificate of Amendment of the Certificate of Incorporation of the
                   Company, dated March 9, 1993                                                     (A)

      3.3          Certificate of Amendment of the Certificate of Incorporation of the              (A)
                   Company, dated December 14, 1993

      3.4          Certificate for Renewal and Revival of Charter, dated May 31, 1994               (A)

      3.5          Certificate of Amendment of the Certificate of Incorporation of the              (A)
                   Company, dated August, 1995

      3.6          Certificate of Amendment of the Certificate of Incorporation of the              (B)
                   Company, dated June 24, 1998

      3.7          By-laws of the Company                                                           (A)

     10.1          Asset Purchase Agreement between American Stone Corporation and Cleveland        (A)
                   Quarries L.P., dated February 1, 1996

     10.2          Amendment to and Restatement of Asset Purchase Agreement of February,            (A)
                   1996, between American Stone Corporation and Cleveland Quarries L.P.,
                   dated December 20, 1996

    *10.3          Share Purchase Agreement between David Tyrrell and the Company,                  (A)
                   dated May 22, 1996

     10.4          Stock Purchase Agreement between Roulston Ventures Limited                       (A)
                   Partnership and the Company, dated August 27, 1996

     10.5          Indemnification Agreement between Cleveland Quarries, L.P.,                      (A)
                   Slate and Stone Corporation of America, and American Stone
                   Corporation, dated December 20, 1996

     10.6          Share Purchase Option Agreement between TMT Masonry, Ltd., Roulston              (A)
                   Ventures Limited Partnership and the Company

     10.7          Share Purchase Option Agreement between TMT Masonry, Ltd., Roulston              (C)
                   Ventures Limited Partnership and the Company, dated November 22, 1996

     10.8          8.00% Convertible Subordinated Note Due October 1, 2002, issued by the           (F)
                   Company to Roulston Ventures Limited Partnership.

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------                              -----------------------
    *10.9          American Stone Industries, Inc. 1998 Management Stock Option Plan                (B)

   *10.10          American Stone Industries, Inc. 1998 Non-Employee Director Stock                 (B)
                   Option Plan

    10.11          FirstMerit Bank, N.A., Defined Contribution Master Plan and                      (E)
                   Trust Agreement

    10.12          Business Loan Agreement between American Stone Corporation and
                   Dollar Bank, Federal Savings Bank, dated February 16, 2001 and ancillary documents including subordination agreement, security agreement, mortgages, notes and guaranty

    10.13          Convertible Subordinated Promissory Note Payable to Cost
                   Controls, Inc.

     21.1          Subsidiaries of the Company

     23.1          Consent of Hobe & Lucas

----------
*     Management contract or compensatory plan or arrangement.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form 10-SB filed on April 11, 1997.

(B) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1998.

(C) Incorporated herein by reference to the appropriate exhibit to the amendment filed on July 30, 1997 to Company's registration statement on Form 10-SB filed on April 11, 1997.

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