Form 10QSB
period 2002-03-31
AMERICAN STONE INDUSTRIES INC
filed 2002-05-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934


                          For the quarterly period ended     March 31, 2002
                                                         -----------------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----

                           For the transition period from            to
                                                            --------    --------

                           Commission file number                  0-22375
                                                            --------------------


                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     13-3704099
--------------------------------               ---------------------------------
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

  1,936,364
-------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I.  FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         March 31, 2002 and December 31, 2001..................................1

Consolidated Statements of Income
         Three Months Ended March 31, 2002 and 2001............................2

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2002 and 2001............................3

Notes to Consolidated Financial Statements.....................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................5


PART II. OTHER INFORMATION
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders...................7

Item 6.  Exhibits and Reports on Form 8-K......................................7

Signatures.....................................................................8

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


                                                   March 31,              December 31,
                                                        2002                      2001
                                               -------------             -------------
Current Assets                                  (Unaudited)                (Audited)
--------------
    Cash                                       $      62,039             $      27,733
    Accounts receivable                              731,721                   658,322
    Inventory                                      1,552,681                 1,321,728
    Prepaid expenses                                  84,089                    78,811
                                               -------------             -------------
        Total Current Assets                       2,430,530                 2,086,594
                                               -------------             -------------

Property. Plant and Equipment, Net - At Cost       3,472,217                 3,491,349
--------------------------------------------   -------------             -------------

Other Assets                                          50,293                    50,293
------------                                   -------------             -------------
                                               $   5,953,040             $   5,628,236
                                               =============             =============

                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------
      Notes payable, bank line of credit       $     500,000             $     694,245
      Current portion of notes payable               347,717                   391,016
      Accounts payable                               644,873                   499,164
      Accrued liabilities                            357,770                   275,519
                                               -------------             -------------
          Total Current Liabilities                1,850,360                 1,859,944
                                               -------------             -------------

Long Term Liabilities                              1,150,320                   670,591
---------------------                          -------------             -------------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
      20 million shares authorized
      1,936,364 issued and outstanding                 1,936                     1,936
Additional capital                                 4,819,738                 4,819,738
Retained earnings (deficit)                       (1,869,314)               (1,723,973)
                                               -------------             -------------
                                                   2,952,360                 3,097,701
                                               -------------             -------------

                                               $   5,953,040             $   5,628,236
                                               =============             =============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                        AMERICAN STONE INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                            2002                      2001
                                                   -------------             -------------
                                                     (Unaudited)               (Unaudited)

Net Sales                                          $     855,486             $     367,875
---------

Cost of Sales                                            716,778                   460,657
-------------                                      -------------             -------------

Gross Profit (Loss)                                      138,708                   (92,782)
-------------------

Selling, General and Administrative Expenses             276,100                   190,619
--------------------------------------------       -------------             -------------

Income (Loss) From Operations                           (137,392)                 (283,401)
-----------------------------

Other Income (Expenses)
-----------------------
    Interest income                                           48                     4,500
    Interest expense                                     (23,594)                  (30,431)
    Other income                                          15,595                       -
                                                   -------------             -------------
                                                          (7,951)                  (25,931)
                                                   -------------             -------------
Income (Loss) Before Income Taxes                       (145,343)                 (309,332)
---------------------------------                  -------------             -------------

Provision For Income Taxes                                    -                         -
--------------------------                         -------------             -------------

Net Income (Loss)                                  $    (145,343)            $    (309,332)
-----------------                                  =============             =============
Net Income Per Common Share
---------------------------
    Basic                                          $        (.08)            $        (.16)
                                                   =============             =============
    Diluted                                        $        (.08)            $        (.16)
                                                   =============             =============




                 See notes to consolidated financial statements.


                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                      2002                  2001
                                               -----------           -----------
                                               (Unaudited)           (Unaudited)
Cash Flow From Operating Activities
-----------------------------------
    Net income (loss)                          $  (145,343)          $  (309,332)
                                               -----------           -----------
    Noncash items included in income
        Depreciation and amortization              106,985                87,846
    Changes in assets and liabilities:
        Accounts receivable                        (73,399)              278,167
        Inventory                                 (230,953)             (342,935)
        Prepaid expenses                            (5,278)              (20,453)
        Accounts payable - trade                   145,709               144,504
        Accrued expenses                            82,251               (35,146)
                                               -----------           -----------

             Total Adjustments                      25,315               111,983
                                               -----------           -----------

Net Cash Used In Operating Activities             (120,028)             (197,349)
-------------------------------------


Cash Flows From Investing Activities               (87,851)             (421,318)
------------------------------------


Cash Flows From Financing Activities               242,185               436,759
------------------------------------           -----------           -----------


Net Increase (Decrease) in Cash                     34,306              (181,908)
-------------------------------


Cash - Beginning of Period                          27,733               232,972
--------------------------                     -----------           -----------


Cash - End of Period                           $    62,039           $    51,064
--------------------                           ===========           ===========


Supplemental Disclosure of Cash Flows
-------------------------------------
    Information
    -----------
        Interest paid                          $    23,594           $    30,431
        Income taxes paid                      $        -0-          $        -0-


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE A - BASIS OF PRESENTATION
------------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.


NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

        The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

        Following is the information regarding the Company's sales by geographic location.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002           2001
                                                      --------       --------
        Net sales, including geographic transfers
             United States                            $708,553       $349,784
             Canada                                    146,933         18,091
                                                      --------       --------
                                                      $855,486       $367,875
                                                      ========       ========

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Net sales for the first quarter of 2002 were $855,486, up 132% compared with $367,875 for the first quarter of 2001. The sales increase was due to an upturn in general economic activity, increased sales to new distributors added over the last 12 months, the addition of Amherst Stone (which opened in April
2001), and the effect of the backlog carried over from 2001, which was approximately $1 million more than the backlog at the start of 2001.

        Gross profit percentage for the first quarter of 2002 improved to 16% compared with a negative 25% in the same period a year ago. The increase was due to improved manufacturing efficiencies and a decrease in rework levels from last year and higher sales.

        Selling, general and administrative expenses decreased as a percentage of net sales from 52% in the first quarter of 2001 to 32% in the latest quarter due to the higher sales this year. Selling, general and administrative costs are higher overall this year due to the addition of Amherst Stone.

        Net other expense for the first quarter of 2002 was $7,951, compared with $25,931 for the first quarter of 2001 primarily due to rent and royalty income earned in 2002. These agreements were not in place in 2001.

        Net loss for the first quarter of 2002 improved to $(145,343) compared with a net loss of $(309,332) for the first quarter of 2001 primarily due to higher sales and improved efficiencies in 2002. Earnings in the stone quarrying industry are normally weaker in the first quarter when the cold weather restricts both demand and quarrying operations.

LIQUIDITY AND SOURCES OF CAPITAL

        As of March 1, 2002, the Company's corporate charter was temporarily revoked by the State of Delaware for not filing and paying state Franchise taxes. The Company has paid its outstanding balance and as of the date of this report the Company is current in its filings. The Company is delinquent on its Personal Property and Real Estate taxes, but is negotiating a payment plan.

        The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at March 31, 2002 and December 31, 2001 was $500,000 and $694,245, respectively.

        The Company obtained a $500,000 loan convertible into common shares at $5.00 per share (the then-current price) from an individual investor. The loan provides for quarterly payments of interest only at 6% per annum with principal due and payable January 2007.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

        Management believes that the Company's current cash flow position will improve by mid-year. The current situation is the result of the cyclical nature of sales and the financing of increased production for which cash payments have not yet been received.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of the Company was held on April 24, 2002. At the Annual Meeting, the Company's stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                                        WITHHOLD
   DIRECTOR NOMINEE                        FOR          AUTHORITY        ABSTAIN
   ----------------                        ---          ---------        -------

   Enzo Costantino                      1,515,540           0               50
   Glen Gasparini                       1,515,540           0               50
   Jacquita K. Hauserman                1,515,540           0               50
   John R. Male                         1,515,540           0               50
   Michael J. Meier                     1,515,540           0               50
   Timothy I. Panzica                   1,515,540           0               50
   Thomas H. Roulston II                1,514,790           0              800
   Louis Stokes                         1,515,540           0               50

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



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: May 2, 2002                    /s/ James M. Rallo
      -----------                    -------------------------------------------
                                     James M. Rallo, President


Date: May 2, 2002                    /s/ Enzo Costantino
      -----------                    -------------------------------------------
                                     Enzo Costantino, Chief Financial Officer