Form 10QSB
period 2002-06-30
AMERICAN STONE INDUSTRIES INC
filed 2002-08-13
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934


         For the quarterly period ended JUNE 30, 2002


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----
                  For the transition period from _____ to _____

                 Commission file number                0-22375
                                      -----------------------------------------

                         AMERICAN STONE INDUSTRIES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                         13-3704099
-------------------------------     -------------------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)



                      8705 Quarry Rd., Amherst, Ohio 44001
-------------------------------------------------------------------------------
                    (Address of principal executive officer)

                                 (440) 986-4501
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

               1,936,364
--------------------------------------

                                      INDEX



                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001.................................1

Consolidated Statements of Income
         Three Months Ended June 30, 2002 and 2001...........................2
         Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001.............................3

Notes to Consolidated Financial Statements...................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................5


PART II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K....................................7

Signatures...................................................................8

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                    June 30,       December 31,
                                                       2002           2001
                                                  -----------       -----------
CURRENT ASSETS                                    (Unaudited)        (Audited)
     Cash                                         $    29,147       $    27,733
     Accounts receivable                              943,050           658,322
     Inventory                                      1,590,661         1,321,728
     Prepaid expenses                                  55,613            78,811
                                                  -----------       -----------
          Total Current Assets                      2,618,471         2,086,594
                                                  -----------       -----------

PROPERTY. PLANT AND EQUIPMENT, NET - AT COST        3,364,531         3,491,349
                                                  -----------       -----------

OTHER ASSETS                                           50,293            50,293
                                                  -----------       -----------


                                                  $ 6,033,295       $ 5,628,236
                                                  ===========       ===========

                           LIABILITIES

CURRENT LIABILITIES
      Notes payable, bank line of credit          $   500,000       $   694,245
      Current portion of notes payable                394,072           391,016
      Accounts payable                                837,683           499,164
      Accrued liabilities                             262,485           275,519
                                                  -----------       -----------
          Total Current Liabilities                 1,994,240         1,859,944
                                                  -----------       -----------

LONG TERM LIABILITIES                               1,093,189           670,591
                                                  -----------       -----------

                      SHAREHOLDERS' EQUITY

Common Stock, $.001 par value,
      20 million shares authorized
      1,936,364 issued and outstanding                  1,936             1,936
Additional capital                                  4,819,738         4,819,738
Retained earnings (deficit)                        (1,875,808)       (1,723,973)
                                                  -----------       -----------
                                                    2,945,866         3,097,701
                                                  -----------       -----------

                                                  $ 6,033,295       $ 5,628,236
                                                  ===========       ===========



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

                        AMERICAN STONE INDUSTRIES, INC.
                        -------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                Three Months Ended            Six Months Ended
                                                      JUNE 30,                     JUNE 30,
                                            --------------------------   --------------------------
                                               2002           2001          2002           2001
                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                           -----------    -----------    -----------    -----------
Net sales                                  $ 1,395,456    $ 1,035,513    $ 2,250,942    $ 1,403,388

Cost of sales                                1,102,739        912,063      1,819,516      1,372,720
                                           -----------    -----------    -----------    -----------

     Gross Profit                              292,717        123,450        431,426         30,668

Selling, general and administrative
     expenses                                  277,033        201,791        553,133        392,410
                                           -----------    -----------    -----------    -----------

Income (loss) from operations                   15,684        (78,341)      (121,707)      (361,742)
                                           -----------    -----------    -----------    -----------

Other income (expense)
     Interest income                               131            -0-            179          4,500
     Interest expense                          (36,435)       (31,581)       (60,029)       (62,012)
     Other income                               14,127           --           29,722           --
                                           -----------    -----------    -----------    -----------
                                               (22,177)       (31,581)       (30,128)       (57,512)
                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes               (6,493)      (109,922)      (151,835)      (419,254)

Provision for (recovery of) income taxes          --             --             --             --
                                           -----------    -----------    -----------    -----------
     Net Income/(Loss)                     $    (6,493)   $  (109,922)   $  (151,835)   $  (419,254)
                                           ===========    ===========    ===========    ===========
Net income (loss) per common share
     Basic                                 $       .00    $      (.06)   $      (.08)   $      (.22)
                                           ===========    ===========    ===========    ===========
     Diluted                               $       .00    $      (.06)   $      (.08)   $      (.22)
                                           ===========    ===========    ===========    ===========



                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                -----------------------------------------------

                                                          2002           2001
                                                       ---------       ---------
                                                      (Unaudited)    (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
    Net income/(loss)                                 $(151,835)      $(419,254)
                                                      ---------       ---------
    Noncash items included in income
        Depreciation and amortization                   217,973         178,410
        Accounts receivable                            (284,728)         57,207
        Inventory                                      (268,933)       (365,802)
        Prepaid expenses                                 23,198         (52,694)
        Other assets                                          -          (3,776)
        Accounts payable - trade                        338,519         293,439
        Accrued expenses                                (13,034)         49,396
                                                      ---------       ---------

             Total Adjustments                           12,995         156,180
                                                      ---------       ---------

NET CASH FROM OPERATING ACTIVITIES                     (138,840)       (263,074)

CASH FLOWS FROM INVESTING ACTIVITIES                    (91,155)       (480,493)

CASH FLOWS FROM FINANCING ACTIVITIES                    231,409         572,002
                                                      ---------       ---------


NET INCREASE (DECREASE) IN CASH                           1,414        (171,565)

CASH - BEGINNING OF PERIOD                               27,733         232,972
                                                      ---------       ---------

CASH - END OF PERIOD                                  $  29,147       $  61,407
                                                      =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
    INFORMATION
        Interest paid                                 $  60,000       $  62,000
        Income taxes paid                             $     -0-       $     -0-


                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2002
                                  -------------

NOTE A - BASIS OF PRESENTATION
------------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

        The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

        Following is the information regarding the Company's sales by geographic location.


                                                           Six Months Ended
                                                           ----------------
                                                               June 30,
                                                               --------
                                                         2002            2001
                                                        ------          ------
Net sales, including geographic transfers
             United States                             $2,120,991     $1,271,824
             Canada                                       129,951        131,564
                                                       ----------     ----------
                                                       $2,250,942     $1,403,388
                                                       ==========     ==========

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

        Net sales for the second quarter of 2002 were $1,395,456, up 35% compared with $1,035,513 for the second quarter of 2001. For the six months ended June 30, 2002, net sales were $2,250,942, up 60% when compared to the same period in 2001. The sales increase for the second quarter and the year were due to the increased sales and marketing efforts of the previous year. Bookings increased in all segments, including several large architectural projects as well as increased sales to new distributors, particularly in fabricated products.

        Gross profit percentage for the second quarter of 2002 increased to 21% compared with 12% in the same period a year ago. The gross profit percentage for the first six months ended June 30, 2002 was 19%, compared to 2% for the same period for the prior year. The margin increase was due to fixed costs being absorbed at the increased sales levels. The 21% gross profit percentage was lower than expected due to higher manufacturing costs and a product mix favoring lower margin fabricated product. In addition approximately $550,000 of existing orders were slowed in production by the long procurement cycle for imported red stone and available cash flow.

        Selling, general and administrative expenses increased as a percentage of net sales, rising from 19% in the second quarter of 2001 to 20% in the latest quarter. For the six months ended June 30, 2002 the selling, general and administrative expenses as a percentage of net sales was 25% compared to 28% for the same period in 2001 due to increased sales levels.

        Net other expense for the second quarter of 2002 was $22,177 compared with $31,581 for the second quarter of 2001. For the first six months ended June 30, 2002, net other expenses were $30,128, compared to $57,512 for the same period in 2001. This was due to a decrease in interest expense as a result of refinancing the debt at a lower rate and rental income of unused land.

        Net loss for the second quarter of 2002 was $(6,493) compared with net loss of ($109,922) for the second quarter of 2001. For the six months ended June 30, 2002, the net loss was $(151,835), compared to a loss of ($419,254) for the same period of 2001.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at June 30, 2002 and December 31, 2001 was $500,000 and $694,245, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      -------------------------------------

        Payments for the equipment loan from Dollar Bank were in arrears by 90 days at the end of the quarter. A payment schedule is in effect to make the account current by the end of the third quarter and a waiver has been received from Dollar Bank. Management believes that cash flow will continue to improve during the third quarter. Management believes that the Company is not in default with respect to any other note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgements, liens or settlement obligations.

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



                         American Stone Industries, Inc.
-------------------------------------------------------------------------------

                                  (Registrant)


Date: July 29, 2002                         /s/ James M. Rallo
      ---------------------------           -----------------------------------
                                            James M. Rallo, President



Date: July 29, 2002                        /s/ Enzo Costantino
      --------------------------           ------------------------------------
                                           Enzo Costantino, Chief
                                            Financial Officer