Form 10QSB
period 2002-09-30
AMERICAN STONE INDUSTRIES INC
filed 2002-11-15
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2002


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                               For the transition period from      to

                               Commission file number                0-22375



                         American Stone Industries, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      13-3704099
 (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                      8705 Quarry Rd., Amherst, Ohio 44001
                    (Address of principal executive officer)

                                 (440) 986-4501
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


1,936,364

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.


PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001...............................      1
Consolidated Statements of Income
         Three Months Ended September 30, 2002 and 2001.........................      2
         Nine Months Ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001..........................      3
Notes to Consolidated Financial Statements......................................      4
Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................      5
PART II.   OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.......................................      7
Signatures        ..............................................................      8

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       September 30,      December 31,
                                                           2002               2001
                                                           ----               ----
                                                        (Unaudited)        (Audited)
Current Assets
      Cash                                              $    12,089       $    27,733
      Accounts receivable                                   766,986           658,322
      Inventory                                             652,015         1,321,728
      Prepaid expenses                                       34,425            78,811
                                                        -----------       -----------
          Total Current Assets                            1,465,515         2,086,594
                                                        -----------       -----------
Property, Plant and Equipment, Net - At Cost              3,268,576         3,491,349
Other Assets                                                 50,293            50,293
                                                        -----------       -----------
                                                        $ 4,784,384       $ 5,628,236
                                                        ===========       ===========
                                   LIABILITIES
Current Liabilities
      Notes payable, bank line of credit                $   500,000       $   694,245
      Current portion of notes payable                      393,771           391,016
      Accounts payable                                      823,221           499,164
      Accrued liabilities                                   256,075           275,519
                                                        -----------       -----------
          Total Current Liabilities                       1,973,067         1,859,944
                                                        -----------       -----------
Long Term Liabilities                                     1,027,224           670,591
                                                        -----------       -----------
                              SHAREHOLDERS' EQUITY
Common Stock, $.001 par value,
      20 million shares authorized
      1,936,364 issued and outstanding                        1,936             1,936
Additional capital                                        4,819,738         4,819,738
Retained earnings (deficit)                              (3,037,581)       (1,723,973)
                                                        -----------       -----------
                                                          1,784,093         3,097,701
                                                        -----------       -----------
                                                        $ 4,784,384       $ 5,628,236
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

                         AMERICAN STONE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                         -----------------------------       -----------------------------
                                            2002             2001              2002               2001
                                         (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
Net sales                                $ 1,404,826       $ 1,242,396       $ 3,655,768       $ 2,645,784
Cost of sales                              2,131,860         1,054,972         3,951,376         2,427,692
                                         -----------       -----------       -----------       -----------
     Gross Profit                           (727,034)          187,424          (295,608)          218,092
Selling, general and administrative
     expenses                                404,773           230,133           957,906           622,543
                                         -----------       -----------       -----------       -----------
Income (loss) from operations             (1,131,807)          (42,709)       (1,253,514)         (404,451)
                                         -----------       -----------       -----------       -----------
Other income (expense)
     Interest income                               6              --                 185             4,500
     Interest expense                        (36,198)          (41,784)          (96,227)         (103,796)
     Other income                              6,226              --              35,948              --
                                         -----------       -----------       -----------       -----------
                                             (29,966)          (41,784)          (60,094)          (99,296)
                                         -----------       -----------       -----------       -----------
Income (loss) before income taxes         (1,161,773)          (84,493)       (1,313,608)         (503,747)
Provision for income taxes                      --                --                --                --
                                         -----------       -----------       -----------       -----------
     Net Income/(Loss)                   $(1,161,773)      $   (84,493)      $(1,313,608)      $  (503,747)
                                         ===========       ===========       ===========       ===========
Net income (loss) per common share
     Basic                               $      (.60)      $      (.04)      $      (.68)      $      (.26)
                                         ===========       ===========       ===========       ===========
     Diluted                             $      (.60)      $      (.04)      $      (.68)      $      (.26)
                                         ===========       ===========       ===========       ===========



                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                           2002                  2001
                                                           ----                  ----
                                                        (Unaudited)           (Unaudited)
Cash Flow From Operating Activities
    Net income/(loss)                                   $(1,313,608)           $ (503,747)
                                                        -----------            -----------
    Noncash items included in income
        Depreciation and amortization                       331,114               308,964
        Accounts receivable                                (108,664)             (150,342)
        Inventory                                          669,713              (270,971)
        Prepaid expenses                                     44,386               (37,024)
        Other assets                                             --                (7,879)
        Accounts payable - trade                            324,057               233,078
        Accrued expenses                                    (19,444)              109,747
                                                        -----------            ----------
             Total Adjustments                            1,241,162               185,573
                                                        -----------            ----------
Net Cash From Operating Activities                          (72,446)             (318,174)
Cash Flows From Investing Activities                       (108,341)             (495,654)
Cash Flows From Financing Activities                        165,143               632,333
                                                        -----------            ----------
Net Increase (Decrease) in Cash                             (15,644)             (181,495)
Cash - Beginning of Period                                   27,733               232,972
                                                        -----------            ----------
Cash - End of Period                                    $    12,089          $     51,477
                                                        ===========          ============
Supplemental Disclosure of Cash Flows
    Information
        Interest paid                                   $    97,000          $    104,000
        Income taxes paid                               $       -0-          $        -0-




                See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

      The Company and its subsidiaries operate predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the landscaping, construction and restoration industries.

      Following is the information regarding the Company's sales by geographic location.

                                                             Nine Months Ended
                                                                September 30,
                                                       --------------------------------
                                                          2002                  2001
                                                          ----                  ----
Net sales, including geographic transfers
             United States                             $3,113,378            $2,359,178
             Canada                                       542,390               286,606
                                                       ----------            ----------
                                                       $3,655,768            $2,645,784
                                                       ==========            ==========

ITEM 2
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the third quarter of 2002 were $1,404,826, up 13% compared with $1,242,396 for the third quarter of 2001. For the nine months ended September 30, 2002, net sales were $3,655,768, up 38% when compared to the same period in 2001. The sales increase for the third quarter and the year were due to the increased sales and marketing efforts of the previous year. Bookings increased in all segments, including several large architectural projects as well as increased sales to new distributors, particularly in fabricated products.

      At the end of the third quarter, the Board of Directors requested a thorough review of current inventory and accounts receivable. During the third quarter approximately $445,400 of inventory was determined to be scrap. Additionally, management has determined that an inventory reserve of $437,452 should be reserved on existing inventory. This results in a reduction of inventory totaling $882,861. Management believes this write-down of inventory, which had been carried on a cost basis, reflects the recognition that the cost basis of the inventory exceeded the market value. The new inventory figure reflects the highest value that management believes could be realized at current market prices. Additionally management has determined that $106,781 of accounts receivable are now uncollectible and have written the balances off as bad debt.

      Gross profit percentage for the third quarter of 2002 decreased to (52)% compared with 15% in the same period a year ago. The gross profit percentage for the nine months ended September 30, 2002 was (8)%, compared to 8% for the same period for the prior year. The decrease in the gross margin was due to primarily to the total write-down of $989,642. Without this write-down, the gross margin was 11% for the third quarter and 16% for the nine months ended September 30, 2002. Other factors contributing to the lower margins included excessive overtime costs, a higher percentage of returned product and excessive equipment downtime.

      Selling, general and administrative expenses increased as a percentage of net sales, rising from 20% in the second quarter of 2002 to 29% in the latest quarter. For the nine months ended September 30, 2002 the selling, general and administrative expenses as a percentage of net sales were 26% compared to 24% for the same period in 2001, due to increased sales levels.

      Net other expense for the third quarter of 2002 was $29,966 compared with $41,784 for the third quarter of 2001. For the nine months ended September 30, 2002, net other expenses were $60,094, compared to $99,296 for the same period in 2001. This was mainly due to a decrease in interest expense due to a decrease in interest rates.

      Net loss for the third quarter of 2002 was $(1,161,773) compared with net loss of ($84,493) for the third quarter of 2001. For the nine months ended September 30, 2002, the net loss was $(1,313,608), compared to a loss of ($503,747) for the same period of 2001. Without the write-downs, the net loss for the third quarter was ($172,131), and ($323,966) for the nine months.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND SOURCES OF CAPITAL

      The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at September 30, 2002 and December 31, 2001 was $500,000 and $694,245, respectively.

      Payments for the equipment loan and the line of credit from Dollar Bank were in arrears by 60 days at the end of the quarter. On October 29, 2002, the Company entered into an agreement with Dollar Bank to defer principal payments on the equipment note for a period of six months. As of that date all obligations to the Bank were made current.

      The Company is currently in arrears on the payment of its real estate and personal property taxes. Discussions are ongoing to work out a favorable payment schedule.

      On October 23, 2002 Roulston Venture Capital Fund agreed to lend up to $300,000 in convertible debentures to the Company. Management believe this additional cash infusion will provide sufficient near term operating capital.

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

                         American Stone Industries, Inc.
                                  (Registrant)

Date: November 13, 2002                 /s/ Russell Ciphers Sr.
     --------------------------         ------------------------------
                                        Russell Ciphers Sr., President


Date: November 13, 2002                 /s/ Enzo Costantino
     --------------------------         ----------------------------------------
                                        Enzo Costantino, Chief Financial Officer

                           SECTION 302 CERTIFICATION


I Certify under section 13(a) or 15(d) of Exchange Act that:

     The officer has reviewed the report;

     "based on the officer's knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;"

     "based on such officer's knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;"

     the signing officers are responsible for internal controls, have designed controls to ensure that material information is made known to the officers on a timely basis, have evaluated the effectiveness of those controls within 90 days prior to the report, and have reported on their evaluation of the controls;

     the signing officers have disclosed to the auditors and the audit committee all significant internal control problems and any fraud involving employees who have significant internal control responsibilities; and

     the signing officers have indicated in the report whether there are any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including actions correcting weakness in control.


                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date: November 13, 2002                 /s/ Russell Ciphers Sr.
     --------------------------         ------------------------------
                                        Russell Ciphers Sr., President


Date: November 13, 2002                 /s/ Enzo Costantino
     --------------------------         ----------------------------------------
                                        Enzo Costantino, Chief Financial Officer