Form 10KSB
period 2002-12-31
AMERICAN STONE INDUSTRIES INC
filed 2003-03-28
CIK 907033

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-22375

                                    --------

                         AMERICAN STONE INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                        13-3704099
   (State or Other Jurisdiction                         (I.R.S. Employer
   Incorporation or Organization)                      (Identification No.)

     8705 QUARRY ROAD, AMHERST, OHIO                         44001
   (Address of Principal Executive Offices)                (Zip Code)

                                 (440) 986-4501
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                      NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                ON WHICH REGISTERED
   ---------------------                             -----------------------
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

                                 Yes [X] No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        Issuer's revenues for its most recent fiscal year: $4,482,511

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 5, 2003 was approximately $3,142,202, computed on the basis of the last reported sale price per share ($3.50) of such stock on the OTC Bulletin Board. For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate by check mark whether the Registrant is an accelerated filer as (defined in Fule 12b-2 of the Act). Yes |_| No [X]

        The number of shares of the Registrant's Common Stock outstanding as of March 12, 2003 was 1,939,169.

                       DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-KSB REFERENCE                                      DOCUMENTS
---------------------                                    ------------

Part III (Items 9, 10, 11 and 12)       Portions of the Registrant's Definitive
                                        Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 23, 2003.

        Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 2002.

================================================================================

Transitional Small Business Disclosure Format (check one)?

                                 Yes |_| No [X]

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

        In January of 2001, the Company created Amherst Stone at Cleveland Quarries, Inc. ("Amherst Stone"), a wholly-owned subsidiary, to act as a distributor directly to northern Ohio builders and landscapers. The Company intended Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products. In December 2002, the Company decided to liquidate Amherst Stone and consolidate the activities into ASC.

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

                              QUARRY TO END-USER

                                   Quarry

Secondary Processor                                          Primary Processor

                                  Installer

                             General Contractor

     Architect                                                  Distributor

                                   Designer


                               Purchasing Agent


                                   End-User

        For the period from 1998 to 2002, the Company's annual production of natural stone was as follows:

                RAW STONE:                  (TONS)
                ----------

                1998                        10,696
                1999                        13,662
                2000                        12,699
                2001                        16,855
                2002                        13,196

        Management currently intends to target the following segments:

        Building Stone:

        - Slabs       - Ashlar          - Landscaping    - Swimming Pool
        - Sills       - Patio Stone     - Tile             Construction
        - Steps       - Wallstone       - Cutstone       - Restoration
                                                           (Cut Stone)
        Specialty Products:

        - Cores (Oil & Gas Research)                     - Grindstones
        - Breakwater Stone                               - Ornamental

Employees.

        The Company has approximately 32 full-time employees, of which about 24 are hourly. The average hourly wage of the quarry personnel is approximately $10.00 per hour. The quarries are situated in geographic regions that have a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, the Company has a positive relationship with its employees.

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

Marketing.

        The marketing of the Company's products from Ohio is primarily done through an in-house salaried sales staff. In addition, the Company is represented by about 40 distributors in approximately 5 states and provinces who deal directly with the end user by purchasing products from the Company at discounted rates and selling them to the end user at a markup. The Company added its own in-house distributor, Amherst Stone, in 2001 to serve the local market. In December 2002, Amherst Stone was liquidated and its activities were consolidated into ASC.

        The Company's historical market has been the United States and Canada. Within the United States, the Midwest and Northeast regions have traditionally accounted for more than 80% of the Company's sales in the United States. In Canada, the Company's sales have occurred almost exclusively in the Provinces of Ontario, Quebec and British Columbia. The Company's current objective is to limit landscaping product sales to Ohio and contiguous areas of bordering states. Standard products will be sold more broadly, but not in Canada or beyond Chicago to the west or Atlanta to the south. Substantially all niche-marketing initiatives have ended.

Business Strategy.

        The Company intends to expand its current market and financial base through a business strategy that focuses on:

        -  Dedication to its core business, i.e., the Cleveland Quarries;

        - Development of ancillary assets, i.e., the sale, lease or joint venture of surplus or nonessential lands.

Backlog.

        As of December 31, 2002, the Company's backlog of orders was $400,000 as compared to a backlog of $1,125,000 at December 31, 2001.

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

Research and Development.

        In the fiscal years ended December 31, 2002 and 2001, the Company did not make any research and development expenditures.

Methods of Distribution and Costs of Transportation.

        All of the Company's stone is shipped via flatbed truck. Customers are generally charged directly by the carrier for shipping. Shipping costs generally are as low as 6% for local deliveries, up to 25% within a radius of 500 miles, and higher beyond a 500 mile radius. Customs duties between Canada and the United States are minimal.

ITEM 2.  DESCRIPTION OF PROPERTY.

General.

        The Company owns three separate parcels of land in the Counties of Lorain and Erie, Ohio. These properties contain stone with a variety of colors and properties. The Company holds permits for the two parcels that are used as quarries and both permits are in good standing.

        The parcel in Erie County is in Birmingham Township, consists of approximately 144 acres, and contains the only Company quarry currently operating. Stone from this quarry is suitable to all end purposes of the Company's products and has a higher compressive strength than the stone quarried from the other Company quarries. Stone from this quarry is suitable not only for new projects but also for renovation, restoration or expansion of existing buildings. The Birmingham property also contains a supply of natural gas, which is leased to a local utility. There are no processing facilities on the Birmingham property.

        The Company's main parcel is in Amherst Township (Lorain County), consists of approximately 917 acres, and is the site of six quarries, the mills and offices. The main parcel fronts the Ohio State Turnpike approximately twenty minutes west of downtown Cleveland. All of the quarries on the Lorain County land are currently unused and dormant.

         In December 2002, the Company purchased approximately 150 acres of land in Lorain County, Ohio adjoining the Company's Lorain County parcel for $500,000. The promissory note issued by the Company for the purchase price also provides for a contingent payment described below under the caption "Encumbrances." The 150 acre parcel was purchased in order to control all contiguous properties.

        In the opinion of management, all properties are adequately covered by insurance.

Reserve Information.

        From approximately 1960 to 1992 the reserves of Cleveland Quarries were estimated by the then owner (Stancorp), which drilled samples of Berea Sandstone on the Company-owned properties. The reserve estimates were then calculated using the deposit area and observations of depth from the existing quarries. On the basis of the reserve estimates obtained by the previous owner, Management has estimated that dimensional stone reserves for the Birmingham property are 126 million recoverable cubic feet based on a deposit of at least 30 acres indicated by topographic studies and that the Lorain County property contains 210 million recoverable cubic feet of dimensional stone and 21 million recoverable cubic feet of construction stone. There are no reserves on the parcel of property purchased in December 2002. In summary, Management believes that the properties have a total estimated recoverable reserve in excess of 300 million cubic feet.

        Usage for the past three years is as follows:

         YEAR       EXTRACTED CU.  FT.        SOLD CU.  FT.
         ----       ------------------        -------------
        2000              177,600                97,300
        2001              240,000                97,800
        2002              272,000               111,000

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

Encumbrances.

        The Company's main parcel and the parcel in Erie County are subject to mortgages between the Company and a bank to secure borrowings under a line of credit of up to $500,000 and a term note with a balance outstanding as of December 31, 2002 of $651,010.

        In connection with the purchase of 150 acres of land in December 2002, the Company granted a mortgage to the seller securing a promissory note due November 21, 2007 in the original principal amount of $500,000 plus fifty percent (50%) of the difference between the fair market value of the property and the purchase price of $500,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. The trading symbol of the Common Stock is AMST. The following table shows the high and low daily closing prices for the Company's Common Stock for each quarter of 2002 and 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2001                         HIGH           LOW
----------------------------                         ----           ---
First Quarter..................................      $5.13         $4.50
Second Quarter.................................       5.15          3.50
Third Quarter..................................       5.00          4.50
Fourth Quarter.................................       6.00          2.50

YEAR ENDED DECEMBER 31, 2002                         HIGH           LOW
----------------------------                         ----           ---
First Quarter..................................      $8.50         $5.00
Second Quarter.................................       9.00          5.00
Third Quarter..................................       9.00          7.00
Fourth Quarter.................................       9.50          4.00

Holders and Dividends

        As of March 12, 2003, there were 88 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support its growth.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as of the end of fiscal year 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                              NUMBER OF
                                                                                                              SECURITIES
                                                                                                              REMAINING
                                              NUMBER OF                                                 AVAILABLE FOR FUTURE
                                           SECURITIES TO BE                                                ISSUANCE UNDER
                                             ISSUED UPON                WEIGHTED-AVERAGE                       EQUITY
                                             EXERCISE OF                EXERCISE PRICE OF                   COMPENSATION
                                             OUTSTANDING                   OUTSTANDING                    PLANS (EXCLUDING
                                          OPTIONS, WARRANTS             OPTIONS, WARRANTS               SECURITIES REFLECTED
                                              AND RIGHTS                   AND RIGHTS                      IN COLUMN (a))

             PLAN CATEGORY                       (a)                           (b)                               (c)
====================================================================================================================================

Equity
compensation plans
approved by
security holders                              120,954                     $5.59                              454,500
====================================================================================================================================
Equity
compensation plans
not approved by
security holders                                -0-                         -0-                                -0-
====================================================================================================================================
TOTAL                                         120,954                     $5.59                              454,500
====================================================================================================================================

Recent Sales of Unregistered Securities

        In October 2002, the Company received a loan from Roulston Venture Capital, L.P. in the amount of $300,000 and issued a 6% convertible subordinated note in the original principal amount of $300,000 to Roulston Venture Capital, L.P. due October 1, 2005. The note is convertible into Common Stock of the Company at the price of $5.00 per share, which represents the fair market value per share of Common Stock as estimated by the Board of Directors of the Company based on a review of bid, ask and closing prices during recent periods. No underwriter was involved in the issuance of the note and no underwriting discounts or commissions were paid to any person. The note was issued to a single accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") without general solicitation. Roulston Venture Capital, L.P. acknowledged that the note and the securities into which it is convertible were offered and sold under the exemption from registration provided for in Section 4(2) of the Securities Act and agreed to restrictions on transfer consistent with Section 4(2) of the Securities Act.

        In October 2002, the Company renewed a loan from Roulston Ventures Limited Partnership in the amount of $150,000 and issued a 6% convertible subordinated note in the original principal amount of

$150,000 to Roulston Ventures Limited Partnership due October 1, 2004.
The note is convertible into Common Stock of the Company at the price of $5.00 per share, which represents the fair market value per share of Common Stock as estimated by the Board of Directors of the Company based on a review of bid, ask and closing prices during recent periods. No underwriter was involved in the issuance of the note and no underwriting discounts or commissions were paid to any person. The note was issued to a single accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") without general solicitation. Roulston Ventures Limited Partnership acknowledged that the note and the securities into which it is convertible were offered and sold under the exemption from registration provided for in Section 4(2) of the Securities Act and agreed to restrictions on transfer consistent with Section 4(2) of the Securities Act.

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

COMPANY OVERVIEW

Total Revenue

        Total revenue in 2002 of $4,482,511 increased by $695,571, or by 18%, from $3,786,940 in 2001, and by $703,830, or by 19%, from $3,778,681, in 2000.
The increase across both periods was due primarily to an increase in sales from the new wholly owned subsidiary Amherst Stone at Cleveland, Quarries, Inc. Amherst Stone was established as an in-house distributor in 2001 to serve landscapers, builders and consumers from a showroom on the Company's property and began selling products late in 2001. As of December 31, 2002, the Company determined that it would no longer sell directly to consumers. As a result of that decision and to reduce administrative expenses, management liquidated the Amherst Stone corporate entity and consolidated its activities into American Stone Corporation.

        The unusually cold weather since the beginning of 2003 has slowed building projects and caused customers to delay orders and hold back on taking delivery of orders already produced. The severe weather from January through mid-March 2003 also has made it impossible to pull stone from the quarry for most of the first quarter of 2003. The Company's inability to build inventory during this period will have a negative effect on revenues in the first and second quarters of 2003.

Gross Profit

        Gross profit decreased from $1,130,816 in 2000 and $457,222 in 2001 to a loss of $488,456 in 2002. Gross margin as a percentage of sales decreased from 30% in 2000 and 12% in 2001 to (11%) in 2002. The decrease from 2001 to 2002 was due to under-pricing on restoration and architectural projects, inefficient operating procedures, the operating effects of previously deferred maintenance, and poor credit controls. Some price reductions taken to move product also reduced gross profit and revenue.

        In the third quarter of 2002, management determined that approximately $445,400 of inventory was scrap and that an inventory reserve of $437,452 should be established on other inventory. Additionally, management determined that $106,781 of accounts receivable were not collectable and should be written off as bad debt. The Company wrote off an additional $98,000 in accounts receivables in the fourth quarter of 2002, and management has reserved an additional $100,000 for future bad debt resulting from earlier credit decisions.

        The decrease in gross profit from 2000 to 2001 was due to a shift in products sold from higher margin architectural product to lower margin landscape products. Architectural product sales in 2001 were approximately $400,000 less than in 2000. Other factors contributing to the decrease in gross profit included manufacturing inefficiencies in the first half of the year related to lower volumes and production problems. Some price reductions taken to move product also reduced gross profit and revenue in 2001.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $252,168 to $1,241,574 in 2002 from $989,400 in 2001, and by $399,646 from $841,928 in 2000.
As a percentage of total revenue, selling, general and administrative expenses increased to 28% in 2002 compared with 26% in 2001 and 22% in 2000. The increase in selling, general and administrative costs across both periods was due primarily to increased overhead related to Amherst Stone, including additional sales personnel as well as promotional materials and showroom expenses.

Other Income (Expense)

        Interest expense decreased from $137,001 in 2001 to $129,903 in 2002 due to a decline in the prime interest rate on the Company's line of credit. Interest expense increased by $9,720 from 2000 to 2001 due to an increase in the amount borrowed on the line of credit as well as lease costs for a new quarry saw. Interest income decreased from $4,500 in 2001 and $127,281 in 2000 to $204 in 2002 due to a significantly smaller average cash balance during 2002.

Income

        The Company had a net loss of $1,859,729 in 2002 compared with a net loss of $664,685 in 2001 and net income of $174,317 in 2000. The loss in 2002 was due to higher selling, general and administrative expenses and the other reasons noted above under the discussion of Gross Profit. Also as noted above, during the third quarter, the Company wrote off approximately $445,400 of inventory as scrap, established a reserve of $437,452 on other inventory, and wrote off $106,781 of accounts receivable as bad debt. Also as noted above, during the fourth quarter of 2002, the Company wrote off an additional $98,000 in accounts receivables and reserved an additional $100,000 for future bad debt.

        The loss in 2001 compared with the net profit in 2000 was due to a combination of decreased sales of higher margin products, lower manufacturing efficiencies, and increased selling, general and administrative expenses.

Cash Flow and Liquidity

        The Company has a bank line of credit that it negotiated in February 2001. The credit agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the bank's prime lending rate. Borrowings under the agreement are secured by substantially all real estate, receivables, inventory and equipment of the Company. At December 31, 2002, the Company was in violation of certain covenants of the loan agreement but Management has obtained waivers from the bank.

        In April 2001, the Company negotiated an additional temporary line of credit for $200,000. That line was not renewed and, as of September 30, 2001, the Company was in default on that portion of the line and was still in default at December 31, 2001. Additionally, the Company was in arrears on its personal property tax obligations as of December 31, 2002. The Company has since cured that obligation.

        In February 2002, the Company obtained a $500,000 loan from an individual investor. The loan provides for quarterly payments of interest at 6% per annum with the principal due and payable January 2007. The loan is convertible into common stock at $5.00 per share any time during the term of the note. The Company used the loan proceeds to first pay down the line of credit to within the maximum borrowing limit and used the remainder for operations. The outstanding balances on the bank line of credit at December 31, 2002, 2001 and 2000 were $500,000, $694,245, and $444,684, respectively.

        In October 2002, Roulston Ventures Limited Partnership renewed a loan to the Company in the principal amount of $150,000 under a 6% convertible subordinated note, and extended its maturity to October 1, 2004. Also in October, the Company obtained a $300,000 loan from Roulston Venture Capital, L.P., under a 6% convertible subordinated note, due October 1, 2005. Both loans are convertible into common stock at $5.00 per share any time during the term of the respective notes. The Company used the loan proceeds for operations.

        Management believes that the Company is not in payment default with respect to any note, loan, lease or other indebtedness or financing agreement. The Company is not subject to any unsatisfied judgments, liens or settlement obligations.

        The Company has experienced significant operating losses over the previous two years. As a result, the Company currently has cash flow and liquidity problems. Management has taken steps to cut administrative overhead, employment levels and other expenses with a goal of reducing expenses by nearly $1 million in 2003. Management has also instituted strict new controls on credit and new sales policies and procedures. There can be no assurances that these measures will enable the Company to become profitable or achieve positive cash flow in the foreseeable future. Management is currently evaluating alternatives including identifying and obtaining additional long-term funding sources, including debt placement, stock issuance and other alternatives. If Management is unable to obtain additional capital, there is doubt about the Company's ability to continue as a going concern.

FORWARD LOOKING STATEMENTS

        The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events affecting the Company and are subject to risks and uncertainties that could cause actual results of the Company to differ materially from the expectations expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the building construction industry; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; and (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital. There can be no assurances that efforts to reduce costs and raise additional capital will enable the Company to become profitable or achieve positive cash flow in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

        The following pages contain the Financial Statements and Supplementary Data as specified by Item 7 of Form 10-KSB.

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                              4807 Rockside Road
                                                                       Suite 510
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio

        We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 and discussed in Notes 4 and 5, and as shown in the financial statements, the Company is having difficulty in meeting its loan covenants and has experienced significant operating losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              Hobe & Lucas
                                              Certified Public Accountants, Inc.
Independence, Ohio
February 14, 2003

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                                                                                     2002               2001
                                                                                                 -----------         -----------
Current Assets
     Cash and cash equivalents                                                                   $     5,697         $    27,733
     Accounts receivable, net of allowance for
           doubtful accounts of $209,000 - 2002 and
           $40,000 - 2001                                                                            388,206             658,322
     Prepaid expenses                                                                                 46,942              78,811
     Inventory                                                                                       649,913           1,321,728
                                                                                                 -----------         -----------
                 Total current assets                                                              1,090,758           2,086,594
                                                                                                 -----------         -----------

Property, Plant and Equipment, Net                                                                 3,670,003           3,491,349
                                                                                                 -----------         -----------

Other Assets
     Intangible assets                                                                                 9,043               9,043
     Goodwill                                                                                         26,661              26,661
     Restricted cash                                                                                  13,504              13,589
     Deposits                                                                                          1,000               1,000
                                                                                                 -----------         -----------
                                                                                                      50,208              50,293
                                                                                                 -----------         -----------
                                                                                                 $ 4,810,969         $ 5,628,236
                                                                                                 ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Bank line of credit                                                                         $   500,000         $   694,245
     Current portion of notes payable                                                                393,905             391,016
     Accounts payable                                                                                695,749             499,164
     Accrued and withheld payroll
           and payroll taxes                                                                          53,639              77,701
     Accrued liabilities                                                                             261,560             197,818
                                                                                                 -----------         -----------
                 Total Current Liabilities                                                         1,904,853           1,859,944
                                                                                                 -----------         -----------

Long Term Liabilities
     Notes payable                                                                                 1,658,171             670,591
                                                                                                 -----------         -----------

Stockholders' equity
     Common stock, $.001 par value 20 million shares authorized, 1,939,169 -2002
           and 1,936,364 - 2001 shares issued and outstanding                                          1,939               1,936
     Additional paid-in capital                                                                    4,829,708           4,819,738
     Accumulated deficit                                                                          (3,583,702)         (1,723,973)
                                                                                                 -----------         -----------
                                                                                                   1,247,945           3,097,701
                                                                                                 -----------         -----------
                                                                                                 $ 4,810,969         $ 5,628,236
                                                                                                 ===========         ===========

                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                    2002                2001
                                                -----------         -----------

Sales                                           $ 4,482,511         $ 3,786,940


Cost of goods sold                                4,970,967           3,329,718
                                                -----------         -----------


Gross profit (loss)                                (488,456)            457,222
                                                -----------         -----------


Selling and administrative expenses               1,241,574             989,406
                                                -----------         -----------


(Loss) from operations                           (1,730,030)           (532,184)
                                                -----------         -----------


Other Income/(Expense)
     Interest income                                    204               4,500
     Interest expense                              (129,903)           (137,001)
                                                -----------         -----------
                                                   (129,699)           (132,501)
                                                -----------         -----------


(Loss) before provision for income taxes         (1,859,729)           (664,685)


Provision for income taxes                                -                   -
                                                -----------         -----------


Net (loss)                                      $(1,859,729)        $  (664,685)
                                                ===========         ===========


Net (Loss)/Income per Common Share
     Basic                                      $      (.96)        $      (.34)
                                                ===========         ===========
     Diluted                                    $      (.96)        $      (.34)
                                                ===========         ===========




                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                           Common Stock
                                    ----------------------------        Additional                               Total
                                      Issued                              Paid-In         Accumulated         Stockholders'
                                      Shares           Par Value          Capital            Deficit             Equity
                                    ---------        -----------        -----------        -----------         -----------

Balance, January 1, 2001            1,936,364        $     1,936        $ 4,819,738        $(1,059,288)        $ 3,762,386

Net Loss                                    -                  -                  -           (664,685)           (664,685)
                                    ---------        -----------        -----------        -----------         -----------

Balance, December 31, 2001          1,936,364              1,936          4,819,738         (1,723,973)          3,097,701

Shares issued in stock
     option exercise                     2805                  3              9,970                  -               9,973

Net Loss                                    -                  -                  -         (1,859,729)         (1,859,729)
                                    ---------        -----------        -----------        -----------         -----------

Balance, December 31,2002           1,939,169        $     1,939        $ 4,829,708        $(3,583,702)        $ 1,247,945
                                    =========        ===========        ===========        ===========         ===========









                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                        2002                2001
                                                                                    -----------         -----------
Net Income                                                                          $(1,859,729)        $  (664,685)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
         Depreciation, amortization and depletion                                       433,957             416,325
         Gain on sale of equipment                                                            -              (2,300)
         Non-cash option expense                                                          9,973                   -
         Changes in assets and liabilities:
         Decrease in accounts receivable                                                270,116              18,698
         Decrease (Increase) in inventory                                               671,815            (309,755)
         Decrease (Increase) in prepaid expenses                                         31,869             (46,590)
         Increase in payables and accrued liabilities                                   236,265             338,809
         Other, net                                                                          85                (673)
                                                                                    -----------         -----------

               Net Cash Used in Operating
                    Activities                                                         (205,649)           (250,171)
                                                                                    -----------         -----------

Cash Flows from Investing Activities:
     Proceeds from sale of equipment                                                          -               2,300
     Purchase of property, plant and equipment                                         (112,611)           (552,881)
                                                                                    -----------         -----------

               Net Cash Used in Investing Activities                                   (112,611)           (550,581)
                                                                                    -----------         -----------

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit arrangements                       (194,245)            249,561
     Proceeds from long term debt                                                       660,850           1,063,130
     Repayment of long term debt                                                       (170,381)           (717,178)
                                                                                    -----------         -----------

               Net Cash Provided by Financing Activities                                296,224             595,513
                                                                                    -----------         -----------

Net Decrease in Cash and Cash Equivalents                                               (22,036)           (205,239)

Cash and Cash Equivalents at Beginning of Year                                           27,733             232,972
                                                                                    -----------         -----------

Cash and Cash Equivalents at End of Year                                            $     5,697         $    27,733
                                                                                    ===========         ===========




                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


Supplemental Disclosure of Cash Flows
Information:
     Interest paid                             $130,000        $137,000
                                            ===========     ===========
     Taxes paid                                $      -        $      -
                                            ===========     ===========

Supplemental disclosures of non-cash financing activities:

     During the year ended December 31, 2002 the Company purchased land from a related party for $500,000 in exchange for a note payable.

     In 2002, the Company issued 2,805 shares of common stock in exchange for the exercise of 4,546 directors stock options.


















                 See notes to consolidated financial statements

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Going Concern

        The Company has experienced significant operating losses over the previous two years. Additionally, as explained in Notes 4 and 5, the Company has not been able to comply with its loan covenants at December 31, 2002 and 2001, although they have obtained waivers from the bank. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently evaluating alternatives including identifying and obtaining additional long term funding sources including debt placement, stock issuance and other alternatives.

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

        In January of 2001, the Company created a wholly-owned subsidiary, known as Amherst Stone at Cleveland Quarries, Inc. ("Amherst Stone") to act as a distributor directly to northern Ohio builders and landscapers. The Company intended Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products. In December 2002, the Company decided to liquidate Amherst Stone and consolidate the activities into its ASC operations.

Cash and Cash Equivalents

        For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        Credit is granted to both domestic and international customers. The allowance for doubtful accounts is calculated using the Company's prior bad debt experience and current estimates of uncollectible accounts.

Property, Plant and Equipment - At Cost

        Property, plant and equipment at December 31, 2002 and 2001 consisted of:

                                            2002              2001
                                         ----------        ----------
Land                                     $  939,979        $  442,110
Buildings and improvements                1,477,350         1,398,553
Equipment                                 2,838,808         2,792,106
Computers                                    62,175            61,171
Vehicle                                      38,837            11,000
Construction in progress                          -            41,729
                                         ----------        ----------
                                          5,357,149         4,746,669
Less:  Accumulated depreciation           1,687,146         1,255,320
                                         ----------        ----------
Net property, plant and equipment        $3,670,003        $3,491,349
                                         ==========        ==========

        Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $2,131 and $1,887 for the year ended December 31, 2002 and 2001, respectively.

        The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $431,826 and $411,462 for the year ended December 31, 2002 and 2001, respectively.

        Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

Principles of Consolidation

        The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiaries American Stone Corporation and Amherst Stone at Cleveland Quarries, Inc. for the years ended December 31, 2002 and 2001. All significant intercompany transactions have been eliminated in consolidation.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

        The Company adopted the provisions of FASB Statement 142 Goodwill and Other Intangible Assets as of January 1, 2002. The standard provides that goodwill and intangible assets with indefinite lives no longer be amortized. The standards provide that goodwill be tested for impairment annually. The Company recognized no impairment in 2002. The following table reflects pro forma information required if FASB Statement 142 had been in effect as a January 1, 2001:

                                                  2002                2001
                                              -----------         -----------

Net Loss as reported                          $(1,859,729)        $  (664,685)

     Plus:goodwill amortization                         -               1,000
                trademark amortization                  -               1,976
                                              -----------         -----------

Adjusted net loss                             $(1,859,729)        $  (661,709)
                                              ===========         ===========

The following is a summary of intangibles at December 31, 2002:


                                                 2002           2001
                                               -------        -------
Intangibles not subject to amortization
   Trademarks                                    9,043          9,043
   Goodwill                                     26,661         26,661
                                               -------        -------
                                               $35,704        $35,704
                                               -------        -------

Stock Options

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See Note 3 for pro forma information on the impact of the fair-value method of accounting for stock options.

Reclassifications

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables. No concentrations existed for the years ended December 31, 2002 and 2001.

Income Per Common Share

        Income per common share is based on the weighted average number of shares outstanding which was 1,937,050 and 1,936,364 for the years ended December 31, 2002 and 2001, respectively.

        The exercise of outstanding stock options would not result in material dilution.

Inventory

        The inventories which consist of sandstone are stated at the lower of first-in, first-out (FIFO) cost or market.

Restricted Cash

        The Company's certificate of deposit is assigned to the Ohio Department of Natural Resources Division of Reclamation.

Shipping and Handling Costs

        The Company includes the cost of shipping and handling in its cost of goods sold.

NOTE 2 - STOCKHOLDERS' EQUITY

        On October 1, 1999, the Company signed an interest-only note with Roulston Ventures Limited Partnership (RVLP), a significant shareholder, for $150,000. Repayment of principal is to be made on October 1, 2004. At any time up to the maturity date, RVLP had the right to convert the debt into shares of common stock at $5.00 per share.

        On October 1, 2002, the Company signed an additional interest only note with Roulston Venture Capital, L.P. (RVCLP), a significant shareholder, for $300,000, of which $125,000 was drawn at December 31, 2002. As of the report date the remaining $175,000 has been drawn. Repayment of the principal is to be made on October 1, 2005. At anytime up to the maturity date, RVCLP has to right to convert the debt into shares of common stock at $5.00 per share.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 3 - STOCK OPTION PLANS

        The Company maintains the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value at the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable one year after the date of grant. At December 31, 2002 and 2001, 10,000 and 20,000 options, respectively, with exercise prices ranging from $3.50 to $5.00 were outstanding and exercisable.

        Additionally, the Company maintains the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grant under the plan. Each option is exercisable one year after the date of grant and expires five years after the date of grant. Each eligible director receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock on the date of the annual meeting and 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended. Each option shall be at fair market value on the date of the grant. At December 31, 2002, 110,954 shares with exercise prices ranging from $2.37 to $9.50 ($5.77 weighted average) were outstanding, 88,200 of which were exercisable. At December 31, 2001, 88,200 shares with exercise prices ranging from $2.37 to $8.75 ($5.23 weighted average) were outstanding, 65,550 of which were exercisable.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 3 - STOCK OPTION PLANS (Continued)

            A summary of option activity under the plans follows:

                                                  Number of        Weighted
                                                Shares Under   Average Exercise
                                                  Option            Price
                                                  ------            -----

Outstanding at January 1, 2001                    85,550         $   5.06
            Granted                               22,650         $   4.07
            Exercised                                  -         $      -
            Canceled                                   -         $      -
                                                 -------

Outstanding at December 31, 2001                 108,200         $   4.85
            Granted                               27,300         $   8.48
            Exercised                             (4,546)        $   3.58
            Canceled                             (10,000)        $   5.00
                                                 -------

Outstanding at December 31, 2002                 120,954         $   5.59
                                                 =======         ========

Options exercisable at December 31, 2002          98,200         $   4.78
                                                  ======         ========

Options exercisable at December 31, 2001          85,550         $   5.06
                                                  ======         ========

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No .25, because the exercise price of the Company's stock options granted is not less than fair market price of the shares at the date of grant, no compensation is recognized in the financial statements.

        Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.24% and 1.84% for 2002 and 2001, respectively, an expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally a marketability discount of 50% has been assumed for 2002.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 3 - STOCK OPTION PLANS (Continued)

        Compensation pursuant to SFAS 123 would have been $50,479 and $92,335 for 2002 and 2001, respectively. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for 2002 and 2001 would have been as follows:

                                          2002                    2001
                                          ----                    ----
Net Income
As reported                        $        (1,859,729)        $  (664,685)
                                   ===================         ===========
Pro forma                          $        (1,910,208)        $  (757,020)
                                   ===================         ===========

Basic earnings per share:
As reported                        $              (.96)        $      (.34)
                                   ===================         ===========
Pro forma                          $              (.99)        $      (.39)
                                   ===================         ===========
Diluted earnings per share:
As reported                        $              (.96)        $      (.34)
                                   ===================         ===========
Pro forma                          $              (.99)        $      (.39)
                                   ===================         ===========

NOTE 4 - LINE OF CREDIT

        The Company has a line of credit with maximum borrowings of $500,000. The note provides for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate (4.25% and 4.75% at December 31, 2002 and 2001, respectively). The debt agreement contains certain restrictive terms and covenants. At December 31, 2002, the Company was not in compliance with the covenants but had obtained a wavier from the bank. At December 31, 2001, the outstanding balance was $694,245 which exceeded the $500,000 maximum by $194,245. As a result, the Company was not in compliance with the loan covenants at December 31, 2001. The Company obtained a waiver from the bank and had subsequently paid down the debt. The debt is secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 2002 and 2001 was $500,000 and $694,245, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 5 - LONG TERM DEBT

                                                                                                     2002                   2001
                                                                                                     ----                   ----

Unsecured note payable to Roulston Ventures L.P. (a significant shareholder).
Interest only payable quarterly at 6%.  Balance due October 1, 2004.  Convertible to common stock at note holder's option on or before due date.  Convertible at
$5.00 per share.                                                                                 $ 150,000               $ 150,000

6.99%, note secured by equipment payable in 24 monthly installments of principal
and interest, final payment due July, 2002.                                                              -                   6,808

Note secured by equipment with principal payable in 12 monthly installments of
$1,105. Final payment due February 1, 2002.                                                              -                   2,210

8.52%, note payable to bank.  Secured by equipment payable in monthly installments
of principal and interest of $2,248.  Final payment due March 1, 2005.                              76,361                  91,188

8.00%, note payable to bank. Payable in monthly installments of $18,297 which includes principal and interest. Final payment due June 1, 2006. Secured by blanket lien on all real estate, inventory, receivables and equipment of the
Company. The agreement contains certain restrictive covenants which the Company was in violation of at December 31, 2002 and 2001. The Company has obtained a
wavier from the bank.                                                                              651,010                 783,400

6.90%, note secured by equipment with payments of $1,206 monthly which includes
principal and interest. Final payment due December 1, 2003.                                         13,855                  28,001

Unsecured note payable to lender. Interest only payable quarterly at 6% per year. Balance due January 15, 2007. Convertible to common stock at note holder's
option on or before due date. Convertible at $5.00 per share.                                      500,000                       -

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 5 - LONG TERM DEBT (Continued)

                                                                                                     2002                   2001
                                                                                                  ---------               ---------

Balance Forward                                                                                  $1,391,226              $1,061,607

Unsecured note payable to Roulston Venture Capital, L.P. (a significant shareholder). Interest only payable quarterly at 6%.  Balance is due October 1,
2005. Convertible to common stock at note holder's option on or before due date.
Convertible at $5.00 per share.                                                                     125,000                       -

Unsecured note payable to lender with interest
at 5%                                                                                                35,850                       -

Note payable - Amherst Quarry, Inc. (a related party).  Principal and interest of
4.5% due November 21, 2007.  Secured by land.  Note provides for certain additional
contingent payments.                                                                                500,000                       -
                                                                                                  ---------               ---------

                                                                                                  2,052,076               1,061,607
Less:  Current Portion                                                                              393,905                 391,016
                                                                                                  ---------               ---------
                                                                                                 $1,658,171              $  670,591
                                                                                                 ==========              ==========

Following is a summary of future maturities of long term debt as of December 31, 2002:

2003                              $   393,905
2004                                  210,645
2005                                  353,483
2006                                   94,043
2007                                1,000,000
                                  -----------
                                  $ 2,052,076
                                  ===========

NOTE 6- FAIR VALUE OF FINANCIAL STATEMENTS

        The carrying amounts of cash, accounts receivable, accounts payable, and long-term debt approximate the fair value reported in the balance sheet. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 7 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

        The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

        Following is the information regarding the Company's continuing operations by geographic location.

                                                   2002                 2001
                                                -----------         -----------
Net sales, including geographic transfers
      United States                             $ 3,744,567         $ 3,377,638
      Canada                                        737,944             409,302
                                                -----------         -----------
                                                $ 4,482,511         $ 3,786,940
                                                ===========         ===========

Income (Loss) from operations:
      United States                             $(1,730,030)        $  (532,184)
      Canada                                              -                   -
                                                -----------         -----------

Loss from operations:                            (1,730,030)           (532,184)
      Interest expense                             (129,903)           (137,001)
      Interest income                                   204               4,500
                                                -----------         -----------

Loss from operations before income taxes        $(1,859,729)        $  (664,685)
                                                ===========         ===========

Identifiable assets:
      United States                             $ 4,810,969         $ 5,628,236
      Canada                                              -                   -
                                                -----------         -----------

                                                $ 4,810,969         $ 5,628,236
                                                ===========         ===========

NOTE 8 - LEASES

        The Company has entered into operating lease agreements for trucks and equipment. Lease payments in 2002 and 2001 amounted to $85,002 and $59,404, respectively.

        Below is a five year schedule of minimum lease payments.

                        2003                                   $  17,121
                        2004                                      11,665
                        2005                                       3,334
                        2006                                           -
                        2007                                           -
                                                               ---------
                                                               $  32,120
                                                               =========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 9- INCOME TAXES

        Income taxes on continuing operations include the following:

                                               2002                       2001
                                               ----                       ----
           Currently payable                   $  -                       $  -
           Deferred                               -                          -
                                               ----                       ----

                 Total                         $  -                       $  -
                                               ====                       ====

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                                    2002                                  2001
                                                                    ----                                  ----
                                                                               %                                     %
                                                                             Pretax                                Pretax
                                                          Income             Amount             Income             Amount
                                                        ---------          ---------          ---------          ---------

Income taxes per statement of income
                                                       $        -                  0%         $       -                  0%
Tax rate differences resulting from:
      Income(loss) for financial reporting
      purpose without tax expense or
      benefit. Utilization of loss carry-forward
     (unavailable for carryback against prior
      income taxes paid)                               $ (632,308)               (34)%        $(225,993)               (34)%
                                                        ---------          ---------          ---------          ---------

      Income taxes at statutory rate                   $ (632,308)               (34)%        $(225,993)               (34)%
                                                        =========          =========          =========          =========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 9- INCOME TAXES (Continued)

        For United States tax purposes, the Company has available at December 31, 2002, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                Amount of Unused Operating         Expiration During Year Ended
                    Loss Carryforwards                     December 31,

                       $   48,000                            2007
                        1,553,000                            2008
                          470,000                            2009
                          773,000                            2010
                          131,000                            2012
                          650,000                            2019
                           21,000                            2020
                          665,000                            2021
                        1,860,000                            2022
                        ---------
                       $6,171,000
                       ==========

        Utilization of the net operating loss carryforward is contingent upon the Company having sufficient taxable income in the future.

        The Company's deferred tax assets and liabilities at December 31, 2002 and 2001 consist of:

                                                  2002                2001
                                               -----------       -------------

           Deferred tax asset                  $ 2,687,000       $   2,013,000
           Valuation allowance                   2,411,000)         (1,761,000)
           Deferred tax liability                 (276,000)           (252,000)
                                               -----------       -------------
                                               $         -       $           -
                                               ===========       =============

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss carryforward. No deferred taxes are reflected in the balance sheet at December 31, 2002 and 2001 due to a valuation allowance. As of December 31, 2002 and 2001, the Company recognized a $1,964,000 and $596,000 increase in the valuation allowance, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 10 - PROFIT SHARING PLAN

American Stone Corporation has a 401(k) profit-sharing plan (the Plan) offered to employees with more than one year of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a match of 50% of employee contributions to the Plan up to 6% of employee wages. Company contributions to the plan in 2002 and 2001 were $15,925 and $14,901, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

        Information required by this Item 9 as to the executive officers of the Company is set forth below:

        The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 26, 2003.

           NAME          AGE                                                    POSITION

Enzo Costantino           41      Enzo Costantino has served as Treasurer of the Company and as a Director since 1996.  Mr.
                                  Costantino has been Secretary and Treasurer of Terrazo, Mosaic & Tile Company, Ltd.  ("TMT")
                                  since 1994.  Prior to joining TMT, Mr. Costantino was the controller of Daicon Contractors, a general contractor located in Toronto, Ontario, from 1989 to 1994, and the cost accounting manager for Canada Packers, a meat processor located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier          48      Michael J. Meier has served as Secretary of the Company and as a Director since 1996.  He has been Director of Finance, Elastomers and Performance Additives since September 2002 and from
                                  May 1999 until December 2002 he was Director of Finance, Specialty Resins and Formulators, of
                                  PolyOne Corporation (NYSE: POL).  PolyOne Corporation, with 2002 revenues of $2.5 billion, is an international polymer services company with headquarters in Cleveland, Ohio.  Mr. Meier was previously Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of
                                  Defiance, Inc.  (Nasdaq NM: DEFI) from 1990 until February 1999.  Defiance, a supplier of products and services to the U.S. transportation industry, was purchased by General Chemical
                                  Group Inc.  (NYSE: GCG) in February 1999.


Russell Ciphers, Sr.      65      Russell Ciphers, Sr. has served as President and Chief Executive Officer since October 23, 2002 and as Principal Financial Officer since March 19, 2003.  Mr. Ciphers was previously the
                                  President and Chief Executive Officer of R. B. MFG. Co., a material handling manufacturer from
                                  February 1996 until October 1, 2001.

        Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003.

ITEM 10.     EXECUTIVE COMPENSATION.

        The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

        (a) Exhibits

        Reference is made to the Exhibit Index set forth herein beginning at page 40.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STONE INDUSTRIES, INC.


By:             /s/ Russell Ciphers, Sr.
      -------------------------------------
      Russell Ciphers, Sr., President
      and Chief Executive Officer
      Date:  March 19, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:             /s/ Russell Ciphers, Sr.                By:             /s/ Enzo Costantino
      -------------------------------------                  ------------------------------------------
      Russell Ciphers, Sr., President and                    Enzo Costantino, Treasurer and Director
      Chief Executive Officer (Principal                     Date:  March 24, 2003
      Executive Officer and Principal
      Financial Officer)
      Date:  March 19, 2003

By:             /s/ Thomas H. Roulston, II              By:             /s/ Michael J. Meier
      -------------------------------------                  ------------------------------------------
      Thomas H. Roulston II, Chairman                          Michael J. Meier, Secretary and Director
      of the Board (Principal Accounting Officer)              Date:  March 19, 2003
      Date:  March 19, 2003

By:             /s/ Jacquita K. Hauserman               By:             /s/ Timothy I. Panzica
      -------------------------------------                  ------------------------------------------
      Jacquita K. Hauserman, Director                          Timothy I. Panzica, Director
      Date:  March 19, 2003                                    Date:  March 19, 2003

By:             /s/ Glen Gasparini                      By:             /s/ Louis Stokes
      -------------------------------------                  ------------------------------------------
      Glen Gasparini, Director                                 Louis Stokes, Director
      Date:  March 19, 2003                                    Date:  March 19, 2003

By:             /s/ John R. Male
      -------------------------------------
      John R. Male, Director
      Date:  March 19, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER


     The undersigned certifies that:

     1. He or she has reviewed the report being filed;

     2. Based on his or her knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on his or her knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     4. He or she and any other certifying officer(s) are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

        (c) Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

     5. He or she and any other certifying officer(s) have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in issuer's internal controls; and

     6. He or she and any other certifying officer(s) have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 26, 2003         By: /s/ Russell Ciphers, Sr.
                                   ------------------------------
                                   Russell Ciphers, Sr., President and
                                   Chief Executive Officer (Principal Executive
                                   Officer and Principal Financial Officer)

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

         3.3      Certificate of Amendment of the Certificate of Incorporation of the           (A)
                  Company, dated December 14, 1993

         3.4      Certificate for Renewal and Revival of Charter, dated May 31, 1994            (A)

         3.5      Certificate of Amendment of the Certificate of Incorporation of the           (A)
                  Company, dated August, 1995

         3.6      Certificate of Amendment of the Certificate of Incorporation of the           (B)
                  Company, dated June 24, 1998

         3.7      By-laws of the Company                                                        (A)

        10.1      Asset Purchase Agreement between American Stone Corporation and               (A)
                  Cleveland Quarries L.P., dated February 1, 1996

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

        10.6      Share Purchase Option Agreement among TMT Masonry, Ltd., Roulston             (A)
                  Ventures Limited Partnership and the Company

        10.7      Share Purchase Option Agreement among TMT Masonry, Ltd., Roulston             (C)
                  Ventures Limited Partnership and the Company, dated November 22, 1996

       *10.8      American Stone Industries, Inc.  1998 Management Stock Option Plan            (B)


 EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT

       *10.9      American Stone Industries, Inc.  1998 Non-Employee Director Stock              (B)
                  Option Plan

       10.10      FirstMerit Bank, N.A., Defined Contribution Master Plan and                    (E)
                  Trust Agreement

       10.11      Business Loan Agreement between American Stone Corporation and                 (G)
                  Dollar Bank, Federal Savings Bank, dated February 16, 2001 and ancillary documents including subordination agreement, security agreement, mortgages, notes and guaranty

       10.12      Convertible Subordinated Promissory Note Payable to Cost                       (G)
                  Controls, Inc.

       10.13      6.00% Convertible Subordinated Note Due October 1, 2004, issued by the
                  Company to Roulston Ventures Limited Partnership

       10.14      6.00% Convertible Subordinated Note Due October 1, 2005, issued by the Company to Roulston Venture Capital, L.P.

       10.15      $500,000 Promissory Note issued by the Company to Amherst Quarry, Inc.

       10.16 Mortgage Deed granted by the Company to Amherst Quarry, Inc. in consideration of $500,000 Promissory Note

        21.1      Subsidiaries of the Company

        23.1      Consent of Hobe & Lucas

        99.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

(G) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 2001.