Form 10QSB
period 2003-03-31
AMERICAN STONE INDUSTRIES INC
filed 2003-05-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
-----    ACT OF 1934

                  For the quarterly period ended     March 31, 2003
                                                 ------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----

              For the transition period from _________ to _________

                         Commission file number       0-22375
                                                -------------------

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          Delaware                                                 13-3704099
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)


                    230 W. Main St., South Amherst, OH 44001
--------------------------------------------------------------------------------
                    (Address of principal executive officer)


                                 (440) 986-4501
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                       8705 Quarry Road, Amherst, OH 44001
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

        1,939,169
-----------------

                                      INDEX


                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
         March 31, 2003 and December 31, 2002.............................................1

Consolidated Statements of Income
         Three Months Ended March 31, 2003 and 2002.......................................2

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002.......................................3

Notes to Consolidated Financial Statements................................................4

Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................6


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders...............................8

Item 6. Exhibits and Reports on Form 8-K..................................................8

Signatures  ..............................................................................9

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                             March 31,           December 31,
                                                                2003                 2002
                                                                ----                 ----
Current Assets                                              (Unaudited)            (Audited)
--------------

    Cash                                                    $    25,308           $     5,697
    Accounts receivable, net                                    136,661               388,206
    Inventory                                                   566,566               649,913
    Prepaid expenses                                             16,813                46,942
                                                            -----------           -----------
        Total Current Assets                                    745,348             1,090,758
                                                            -----------           -----------

Property, Plant and Equipment, Net - At Cost                  3,547,514             3,670,003
--------------------------------------------                -----------           -----------

Other Assets                                                     50,208                50,208
------------                                                -----------           -----------
                                                            $ 4,343,070           $ 4,810,969
                                                            ===========           ===========

                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------
      Notes payable, bank line of credit                    $   500,000           $   500,000
      Current portion of notes payable                          242,618               393,905
      Accounts payable                                          753,104               695,749
      Accrued liabilities                                       238,419               315,199
                                                            -----------           -----------
          Total Current Liabilities                           1,734,141             1,904,853
                                                            -----------           -----------

Long Term Liabilities                                         1,977,213             1,658,171
---------------------                                       -----------           -----------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
      20 million shares authorized
      1,939,169 issued and outstanding                            1,939                 1,939
Additional capital                                            4,829,708             4,829,708
Retained earnings (deficit)                                  (4,199,931)           (3,583,702)
                                                            -----------           -----------
                                                                631,716             1,247,945
                                                            -----------           -----------

                                                            $ 4,343,070           $ 4,810,969
                                                            ===========           ===========




Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                         2003                2002
                                                         ----                ----
                                                     (Unaudited)          (Unaudited)
Net Sales                                             $ 321,535           $ 855,486
---------

Cost of Sales                                           674,382             716,778
-------------                                         ---------           ---------

Gross Profit (Loss)                                    (352,847)            138,708
-------------------

Selling, General and Administrative Expenses            221,818             276,100
--------------------------------------------          ---------           ---------

Loss From Operations                                   (574,665)           (137,392)
--------------------

Other Income (Expenses)
-----------------------
    Interest income                                          32                  48
    Interest expense                                    (42,108)            (23,594)
    Other income                                          5,693              15,595
    Loss from sale of fixed assets                       (5,181)                  -
                                                      ---------           ---------
                                                        (41,564)             (7,951)
                                                      ---------           ---------

Loss Before Income Taxes                               (616,229)           (145,343)
------------------------                              ---------           ---------

Provision For Income Taxes                                    -                   -
--------------------------                            ---------           ---------

Net Income (Loss)                                     $(616,229)          $(145,343)
-----------------                                     =========           =========

Net Income Per Common Share
---------------------------
    Basic                                             $    (.32)          $    (.08)
                                                      =========           =========
    Diluted                                           $    (.32)          $    (.08)
                                                      =========           =========





                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                          2003                 2002
                                                          ----                 ----
                                                       (Unaudited)          (Unaudited)

Cash Flows From Operating Activities
------------------------------------
    Net income (loss)                                  $ (616,229)          $ (145,343)
                                                       ----------           ----------
    Noncash items included in income:
        Depreciation and amortization                     107,308              106,985
        Loss on sale of fixed assets                        5,181
    Changes in assets and liabilities:
        Accounts receivable                               251,545              (73,399)
        Inventory                                          83,347             (230,953)
        Prepaid expenses                                   30,129               (5,278)
        Accounts payable - trade                           57,355              145,709
        Accrued expenses                                  (76,780)              82,251
                                                       ----------           ----------

             Total Adjustments                            458,085               25,315

Net Cash Used In Operating Activities                    (158,144)            (120,028)
-------------------------------------

Cash Flows From Investing Activities                       10,000              (87,851)
------------------------------------

Cash Flows From Financing Activities                      167,755              242,185
------------------------------------                   ----------           ----------

Net Increase (Decrease) in Cash                            19,611               34,306
-------------------------------

Cash - Beginning of Period                                  5,697               27,733
--------------------------                             ----------           ----------

Cash - End of Period                                   $   25,308           $   62,039
--------------------                                   ==========           ==========

Supplemental Disclosure of Cash Flows
-------------------------------------
    Information
    -----------
        Interest paid                                  $   31,000           $   23,000
        Income taxes paid                              $       -0-          $       -0-


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

        The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

        Following is the information regarding the Company's sales by geographic location.

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2003               2002
                                                        ---------          ---------
Net sales, including geographic transfers
     United States                                      $ 242,739          $ 708,553
     Canada                                                78,796            146,933
                                                        ---------          ---------
                                                        $ 321,535          $ 855,486
                                                        =========          =========

NOTE C - GOING CONCERN

        The Company has experienced significant operating losses over the previous two years. Additionally, the Company has not been able to comply with its loan covenants at March 31, 2003 and, December 31, 2002, although they have obtained waivers from the bank. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently evaluating alternatives including identifying and obtaining additional long term funding sources including debt placement, stock issuance and other alternatives.

                        AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE D - STOCK OPTION PLANS

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its stock option because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's stock option granted is not less than fair market price of the shares at the date of grant, no compensation is recognized in the financial statements.

        Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.18% and 1.24% for 2003 and 2002, respectively, and expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for the first quarter of 2003 and 2002.

                                                                March 31
                                                        2003                  2002
                                                        ----                  ----

Net income, as reported                                (616,229)             (145,343)
Deduct: (Loss), Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of tax effects                          (7,170)               (5,775)
                                                    -----------           -----------
Pro forma net income                                $  (623,399)          $  (151,118)
                                                    ===========           ===========

Earnings per share:
     Basic - as reported
                                                    -----------           -----------
                                                    $      (.32)          $      (.08)
                                                    ===========           ===========
     Basic - pro forma
                                                    -----------           -----------
                                                    $      (.32)          $      (.08)
                                                    ===========           ===========
     Diluted - as reported
                                                    -----------           -----------
                                                    $      (.32)          $      (.08)
                                                    ===========           ===========
     Diluted - pro forma
                                                    -----------           -----------
                                                    $      (.32)          $      (.08)
                                                    ===========           ===========

        ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net sales for the first quarter of 2003 were $321,535, down 62% compared with $855,486 for the first quarter of 2002. The decline was due to harsh winter weather that closed the quarries from January through mid-March, the discontinuation of unprofitable contracts, and the slow economy.

        Gross profit percentage for the first quarter of 2003 decreased to negative 110% compared with a positive 16% in the same period a year ago. The decrease was due to the factors cited above along with significant maintenance expenses of equipment which had previously been delayed.

        Selling, general and administrative expenses increased as a percentage of net sales from 32% in the first quarter of 2002 to 69% in the latest quarter due to lower sales this year.

        Net other expense for the first quarter of 2003 was $41,564, compared with $7,951 for the first quarter of 2002 due to higher interest expense, elimination of rental income, lower royalty income and a loss on the sale of fixed assets.

        Net loss for the first quarter of 2003 increased to $(616,229) compared with net loss of $(145,343) for the first quarter of 2002 primarily due to lower sales and increased expenses related to delayed maintenance as described above. Earnings in the stone quarrying industry are normally weaker in the first quarter when the cold weather restricts both demand and production.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's primary source of liquidity is the Company's line of credit under an agreement between the Company and Dollar Bank (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. The outstanding balance at March 31, 2003 and December 31, 2002 was $500,000. At March 31, 2003, the Company was in violation of certain covenants of the loan agreement, however, Management has obtained waivers from the bank.

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

        The Company has experienced significant operating losses over the previous two years. As a result, the Company currently has cash flow and liquidity problems. Management has taken steps to cut administrative overhead, employment levels and other expenses with a goal of reducing expenses by nearly $1 million in 2003. Management has also instituted strict controls on credit and sales policies and procedures. There can be no assurances that these measures will enable the Company to become profitable or achieve positive cash flow in the foreseeable future. Management is currently evaluating alternatives including identifying and obtaining long-term funding sources, including debt placement, stock issuance and other alternatives. If Management is unable to obtain additional capital, there is doubt about the Company's ability to continue as a going concern.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of the Company was held on April 23, 2003. At the Annual Meeting, the Company's stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as:

                                                    WITHHOLD
DIRECTOR NOMINEE                         FOR       AUTHORITY         ABSTAIN
----------------                         ---       ---------         -------

Enzo Costantino                    1,001,517               0             870
Glen Gasparini                     1,001,517               0             870
John R. Male                       1,001,517               0             870
Michael J. Meier                   1,001,517               0             870
Timothy I. Panzica                 1,002,267               0             120
Thomas H. Roulston II              1,001,517               0             870
Louis Stokes                       1,002,267               0             120

        No additional proposals were voted upon at the Annual Meeting.

        For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

99.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 signed by Russell
        Ciphers Sr.



(b) Reports on Form 8-K.

        None.

                                    SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date: May 9, 2003                        /s/ Russell Ciphers, Sr.
      --------------------               -------------------------------------
                                         Russell Ciphers, Sr., President and
                                         Chief Financial Officer

                                   SECTION 302
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER


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

    4. He or she and any other certifying officer(s) are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer; including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

        (c) Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date.

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



Date:  May 9, 2003                 By: /s/ Russell Ciphers Sr.
                                       ------------------------------------
                                       Russell Ciphers, Sr., President and
                                       Chief Executive Officer (Principal
                                       Executive Officer and Principal
                                       Financial Officer)