Form 10QSB/A
period 2003-03-31
AMERICAN STONE INDUSTRIES INC
filed 2003-08-04
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

Item 7. Controls and Procedures...........................................................8

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31 Section 302 Certification of Principal Executive Officers and Principal Financial Officer.

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 signed by Russell
        Ciphers Sr.



(b) Reports on Form 8-K.

        None.

ITEM 7. CONTROLS AND PROCEDURES

        Company management, under the supervision and with the participation of the Company's President and Chief Executive Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed as of April 1, 2003.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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


Date: August 1, 2003                      /s/ Russell Ciphers, Sr.
      --------------------               -------------------------------------
                                         Russell Ciphers, Sr., President and
                                         Chief Financial Officer