Form 10KSB/A
period 2002-12-31
AMERICAN STONE INDUSTRIES INC
filed 2003-08-08
CIK 907033

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                 FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-22375

                                    --------

                         AMERICAN STONE INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                        13-3704099
   (State or Other Jurisdiction                         (I.R.S. Employer
   Incorporation or Organization)                      (Identification No.)

   230 W. Main Street, South Amherst, Ohio                    44001
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

        Indicate by check mark whether the Registrant is an accelerated filer as (defined in Rule 12b-2 of the Act). Yes |_| No [X]

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

        (b) Reports on Form 8-K.

            None.

ITEM 14.     CONTROLS AND PROCEDURES

        Company management, under the supervision and with the participation of the Company's President and Chief Executive Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed as of January 31, 2003.

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

AMERICAN STONE INDUSTRIES, INC.


By:             /s/ Russell Ciphers, Sr.
      -------------------------------------
      Russell Ciphers, Sr., President
      and Chief Executive Officer
      Date:  August 8, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:             /s/ Russell Ciphers, Sr.                By:             /s/ Enzo Costantino
      -------------------------------------                  ------------------------------------------
      Russell Ciphers, Sr., President and                    Enzo Costantino, Treasurer and Director
      Chief Executive Officer (Principal                     Date:  August 8, 2003
      Executive Officer and Principal
      Financial Officer)
      Date:  August 8, 2003

By:             /s/ Thomas H. Roulston, II              By:             /s/ Michael J. Meier
      -------------------------------------                  ------------------------------------------
      Thomas H. Roulston II, Chairman                        Michael J. Meier, Secretary and Director
      of the Board (Principal Accounting Officer)            Date:  August 8, 2003
      Date:  August 8, 2003

By:             /s/ Glen Gasparini                      By:             /s/ Timothy I. Panzica
      -------------------------------------                  ------------------------------------------
      Glen Gasparini, Director                               Timothy I. Panzica, Director
      Date:  August 8, 2003                                  Date:  August 8, 2003

By:             /s/ John R. Male                        By:             /s/ Louis Stokes
      -------------------------------------                  ------------------------------------------
      John R. Male, Director                                 Louis Stokes, Director
      Date:  August 8, 2003                                  Date:  August 8, 2003


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER


     The undersigned certifies that:

     1. He or she has reviewed this Form 10-KSB/A for the year ended December 31, 2002, of American Stone Industries, Inc.;

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



Date:   August 8, 2003          By: /s/ Russell Ciphers, Sr.
                                   ------------------------------
                                   Russell Ciphers, Sr., President and
                                   Chief Executive Officer (Principal Executive
                                   Officer and Principal Financial Officer)

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

       10.12      Convertible Subordinated Promissory Note Payable to Cost                       (G)
                  Controls, Inc.

       10.13      6.00% Convertible Subordinated Note Due October 1, 2004, issued by the         (H)
                  Company to Roulston Ventures Limited Partnership

       10.14      6.00% Convertible Subordinated Note Due October 1, 2005, issued by             (H)
                  the Company to Roulston Venture Capital, L.P.

       10.15      $500,000 Promissory Note issued by the Company to Amherst Quarry, Inc.         (H)

       10.16      Mortgage Deed granted by the Company to Amherst Quarry, Inc.  in               (H)
                  consideration of $500,000 Promissory Note

        21.1      Subsidiaries of the Company                                                    (H)

        23.1      Consent of Hobe & Lucas                                                        (H)

        99.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        (H)



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

(H) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 2002.