Form 10QSB
period 2003-06-30
AMERICAN STONE INDUSTRIES INC
filed 2003-08-19
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                     For the quarterly period ended June 30,2003
                                                                    ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                     For the transition period from      to
                                                                    -----  -----

                                                  Commission file number 0-22375
                                                                         -------

                         American Stone Industries, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     13-3704099
---------------------------------           ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                      230 W. Main St., Amherst, Ohio 44001
 -------------------------------------------------------------------------------
                    (Address of principal executive officer)

                                 (440) 986-4501
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                  ---------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES [X]    NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:          1,939,169

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets
     June 30, 2003 and December 31, 2002............................................................................  1

Consolidated Statements of Income
     Three Months Ended June 30, 2003 and 2002......................................................................  2
     Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2003 and 2002........................................................................  3

Notes to Consolidated Financial Statements..........................................................................  4

Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................................................................  6


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................................  9

     Exhibit 31 Certification of Principal Executive Officer and Principal Financial Officer

     Exhibit 32 Section 1350 Certification

     Exhibit 10.1 Subordinated debenture issued to Fairport Finance Corp. on May 1, 2003

     Exhibit 10.2 Subordinated debenture issued to Male Family Limited
                  Partnership on May 1, 2003

     Exhibit 10.3 Subordinated debenture issued to Michael J. Meier on April 1, 2003

     Exhibit 10.4 Subordinated debenture issued to Timothy I. Panzica on April 1, 2003

     Exhibit 10.5 Subordinated debenture issued to Louis B. Stokes on April 1, 2003

     Exhibit 10.6 Subordinated debenture issued to Terrazzo Mosaic & Tile Co. on April 1, 2003

Item 7.  Controls and Procedures....................................................................................  9

Signatures.......................................................................................................... 10

                         AMERICAN STONE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,             December 31,
                                                                                       2003                   2002
                                                                                  ---------------       ---------------
                                                                                    (Unaudited)            (Audited)
                                      ASSETS
Current Assets
   Cash                                                                           $       234,493       $         5,697
   Accounts receivable                                                                    222,959               388,206
   Inventory                                                                              571,455               649,913
   Prepaid expenses                                                                        13,525                46,942
                                                                                  ---------------       ---------------
     Total Current Assets                                                               1,042,432             1,090,758
                                                                                  ---------------       ---------------
Property, Plant and Equipment, Net - At Cost                                            3,490,024             3,670,003
                                                                                  ---------------       ---------------
Other Assets                                                                               50,208                50,208
                                                                                  ---------------       ---------------
                                                                                  $     4,582,664       $     4,810,969
                                                                                  ===============       ===============

                                   LIABILITIES

Current Liabilities
   Notes payable, bank line of credit                                             $       500,000       $       500,000
   Current portion of notes payable                                                       931,880               393,905
   Accounts payable                                                                       501,858               695,749
   Accrued liabilities                                                                    438,181               315,199
                                                                                  ---------------       ---------------
     Total Current Liabilities                                                          2,371,919             1,904,853
                                                                                  ---------------       ---------------
Long Term Liabilities                                                                   1,495,500             1,658,171
                                                                                  ---------------       ---------------

                              SHAREHOLDERS' EQUITY

Common Stock, $.001 par value,
   20 million shares authorized
   1,939,169 issued and outstanding                                                         1,939                 1,939
Additional capital                                                                      4,829,708             4,829,708
Retained earnings (deficit)                                                            (4,116,402)           (3,583,702)
                                                                                  ---------------       ---------------
                                                                                          715,245             1,247,945
                                                                                  ---------------       ---------------
                                                                                  $     4,582,664       $     4,810,969
                                                                                  ===============       ===============

         Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                   -------------------------------      -------------------------------
                                                        2003             2002                2003             2002
                                                   (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
Net sales                                          $     761,215     $   1,395,456      $   1,082,750     $   2,250,942
Cost of sales                                            456,930         1,102,739          1,131,312         1,819,516
                                                   -------------     -------------      -------------     -------------
   Gross Profit                                          304,285           292,717            (48,562)          431,426
Selling, general and administrative
   expenses                                              182,547           277,033            404,365           553,133
                                                   -------------     -------------      -------------     -------------
Income (loss) from operations                            121,738            15,684           (452,927)         (121,707)
                                                   -------------     -------------      -------------     -------------
Other income (expense)
   Interest income                                             5               131                 37               179
   Interest expense                                      (41,189)          (36,435)           (83,297)          (60,029)
   Other income                                            2,975            14,127              8,668            29,722
   Gain/(loss) on sale of assets                              -0-               -0-            (5,181)               -0-
                                                   -------------     -------------      -------------     -------------
                                                         (38,209)          (22,177)           (79,773)          (30,128)
                                                   -------------     -------------      -------------     -------------
Income (loss) before income taxes                         83,529            (6,493)          (532,700)         (151,835)
Provision for (recovery of) income taxes                      -0-               -0-                -0-               -0-
                                                   -------------     -------------      -------------     -------------
   Net Income/(Loss)                               $      83,529     $      (6,493)     $    (532,700)    $    (151,835)
                                                   =============     =============      =============     =============
Net income (loss) per common share
   Basic                                           $         .05     $         .00      $         (.27)   $        (.08)
                                                   =============     =============      ==============    =============
   Diluted                                         $         .04     $         .00      $         (.27)   $        (.08)
                                                   =============     =============      ==============    =============

                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                       2003                  2002
                                                                                  ---------------       ---------------
                                                                                  (Unaudited)             (Unaudited)
Cash Flow From Operating Activities
   Net income/(loss)                                                              $      (532,700)      $      (151,835)
                                                                                  ---------------       ---------------
   Noncash items included in income:
     Depreciation and amortization                                                        213,800               217,973
     Loss of sale of fixed assets                                                           5,181                    -0-
   Changes in assets and liabilities:
     Accounts receivable                                                                  165,247              (284,728)
     Inventory                                                                             78,458              (268,933)
     Prepaid expenses                                                                      33,417                23,198
     Other assets                                                                              -0-                   -0-
     Accounts payable - trade                                                            (193,891)              338,519
     Accrued expenses                                                                     122,982               (13,034)
                                                                                  ---------------       ---------------
       Total Adjustments                                                                  425,194                12,995
                                                                                  ---------------       ---------------

Net Cash From Operating Activities                                                       (107,506)             (138,840)
Cash Flows From Investing Activities                                                      (39,002)              (91,155)
Cash Flows From Financing Activities                                                      375,304               231,409
                                                                                  ---------------       ---------------
Net Increase in Cash                                                                      228,796                 1,414
Cash - Beginning of Period                                                                  5,697                27,733
                                                                                  ---------------       ---------------
Cash - End of Period                                                              $       234,493       $        29,147
                                                                                  ===============       ===============
Supplemental Disclosure of Cash Flows
   Information
     Interest paid                                                                $        83,500       $        60,000
     Income taxes paid                                                            $            -0-      $            -0-


                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

         The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

         Following is the information regarding the Company's sales by geographic location.

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                  -------------------------------------
                                                                                       2003                  2002
                                                                                  ---------------       ---------------
Net sales, including geographic transfers
   United States                                                                  $       950,760       $     2,120,991
   Canada                                                                                 131,990               129,951
                                                                                  ---------------       ---------------
                                                                                  $     1,082,750       $     2,250,942
                                                                                  ===============       ===============


NOTE C - GOING CONCERN

         The Company has experienced significant operating losses over the previous two years. Dollar Bank the Company's primary source of financing has requested immediate payment of the balance due on the Credit Agreement. As of August 15, 2003, the Bank has not sought to enforce its request, and the Company remains in discussions with a Cleveland-area bank on a new term loan and revolving credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently evaluating alternatives including identifying and obtaining additional long term funding sources including debt placement from directors, possible sale of assets, new banking relationships, stock issuance, cost reduction measures and other alternatives.

                         AMERICAN STONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

         Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 0.858% and 1.80% for 2003 and 2002, respectively, and expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for the second quarter of 2003 and 2002.

                                                                                             Six Months Ended
                                                                                                  June 30
                                                                                    -----------------------------------
                                                                                        2003                  2002
                                                                                    -------------         -------------
        Net income (loss), as reported                                                   (532,700)             (151,835)
        Deduct:  (Loss), Total stock-based employee
             compensation expense determined
             under fair value based method for all
             awards, net of tax effects                                                   (22,839)              (23,912)
                                                                                    -------------         -------------
        Pro forma net income (loss)                                                 $    (555,539)        $    (175,747)
                                                                                    =============         =============
        Earnings per share:
             Basic - as reported
                                                                                    -------------         -------------
                                                                                    $       (.27)         $        (.08)
                                                                                    ============          =============
             Basic - pro forma
                                                                                    ------------          ------------
                                                                                    $       (.29)         $       (.09)
                                                                                    ============          ============
             Diluted - as reported
                                                                                    ------------          ------------
                                                                                    $       (.27)         $       (.08)
                                                                                    ============          ============
             Diluted - pro forma
                                                                                    ------------          ------------
                                                                                    $       (.28)         $       (.09)
                                                                                    ============          ============

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales for the second quarter of 2003 were $761,215, down 46% compared with $1,395,456 for the second quarter of 2002. The reduced sales level was in line with management's previously disclosed plan to temporarily scale back the business and discontinue unprofitable contracts in order to return the Company to profitability. For the six months ended June 30, 2003, net sales were $1,082,750, down 52% compared with $2,250,942 for the first six months of 2002. The decrease year to date was due in part to management's plan to scale back the business and discontinue unprofitable contracts combined with unusually harsh winter weather from January through mid-March of 2003, which closed the Company's quarries.

   Gross profit as a percentage of net sales improved to 40% in the second quarter of 2003 compared with 21% in the same period a year ago. The improvement was due to operating efficiencies and management's focus on only producing products that it is confident the Company can manufacture and deliver at a profit. Gross profit percentage for the six months ended June 30, 2003, was a negative 4% compared with a gross profit margin of 19% for the first six months of 2002. The unfavorable comparison was due primarily to the unusually harsh winter weather that closed the Company's quarries from January through mid-March 2003.

   Selling, general and administrative (SG&A) expenses were $182,547 in the second quarter of 2003, a 34% decrease compared with SG&A expenses of $277,033 in the same period of 2002. The decrease was due to management efficiencies and cost reductions and lower sales. As a percentage of net sales, SG&A expenses increased to 24% in the second quarter of 2003 compared with 19% in the second quarter of 2002 as a result of lower sales in the latest quarter. For the six months ended June 30, 2003, SG&A expenses as a percentage of net sales were 37% compared to 25% for the same period in 2002. The increase was due to substantially lower sales levels in the first six months of 2003 compared with the first six months of 2002.

   Net other expense for the second quarter of 2003 increased to $38,209 compared with $22,177 for the second quarter of 2002. The increase was due to higher interest expense, the elimination of rental income, and lower royalty income. For the first six months ended June 30, 2003, net other expenses were $79,773, compared to $30,128 for the same period in 2002. The increase was due to higher interest expense, the elimination of rental income, lower royalty income and a loss on the sale of certain fixed assets. The higher interest expense is a result of the Company taking on additional long term debt.

   Net income for the second quarter of 2003 was $83,529 compared with a net loss of $(6,493) for the second quarter of 2002. The improvement was due primarily to operating efficiencies, management's focus on profitable jobs and profitable product lines, and reduced SG&A expenses. For the six months ended June 30, 2003, the Company had a net loss of $(532,700) compared with a net loss of $(151,835) for the same period of 2002. The higher net loss was due primarily to the unusually harsh winter weather during the first three months of 2003 that prevented the Company from quarrying stone for processing and sale.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND SOURCES OF CAPITAL

   The Company's primary source of liquidity is the Company's line of credit and term debt under agreements between the Company and Dollar Bank (the "Credit Agreement"). The line of credit provides for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. The term debt provided for monthly payments of $18,297 including interest at 8%. Borrowings under the Credit Agreement are secured by substantially all real estate, inventory and equipment of the Company. Total outstanding borrowings were $1,147,410 and $1,151,010 at June 30, 2003 and December 31, 2002,
respectively.

   As disclosed on July 2, 2003, Dollar Bank has requested immediate payment of the balance due on the Credit Agreement. As of August 15, 2003, the Bank has not sought to enforce its request, and the Company remains in discussions with a Cleveland-area bank on a new term loan and revolving credit facility.

   Also during the second quarter the Company issued Convertible Subordinated Promissory Notes totaling $220,000 to assist in its cash flow needs. The notes were issued in a private placement to individuals and entities, including Board members and entities affiliated with Board members.

   The Company's cash flow from operations has improved from the first quarter of 2003 due to the seasonal factors and careful working capital management. However, the Company has experienced significant operating losses over the previous two years and as a result, cash flow and liquidity remain a concern. Management has cut administrative overhead, employment levels and other expenses with a goal of reducing expenses by nearly $1 million in 2003. Management has also instituted strict controls on credit and sales policies and procedures. There can be no assurances that these measures will enable the Company to become profitable or achieve positive cash flow in the foreseeable future. Management is currently evaluating alternatives including identifying and obtaining long-term funding sources, including debt placement, stock issuance and other alternatives. If Management is unable to obtain additional capital, there is substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement.

FORWARD-LOOKING STATEMENTS

   The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    An 8-K was filed on June 25, 2003 indicating the principal bank lender of American Stone Corporation requested immediate payment of all outstanding principal and interest.


    Exhibit 31     Certification of Principal Executive Officer and Principal Financial Officer
    Exhibit 32     Section 1350 Certification
    Exhibit 10.1   Subordinated debenture issued to Fairport Finance Corp. on May 1, 2003
    Exhibit 10.2   Subordinated debenture issued to Male Family Limited Partnership on May 1, 2003
    Exhibit 10.3   Subordinated debenture issued to Michael J. Meier on April 1, 2003
    Exhibit 10.4   Subordinated debenture issued to Timothy I. Panzica on April 1, 2003
    Exhibit 10.5   Subordinated debenture issued to Louis B. Stokes on April 1, 2003
    Exhibit 10.6   Subordinated debenture issued to Terrazzo Mosaic & Tile Co. on April 1, 2003

ITEM 7. CONTROLS AND PROCEDURES

    Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed as of July 28, 2003.

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

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date:    August 18, 2003                    /s/ Russell Ciphers, Sr.
         ---------------                    ------------------------
                                            Russell Ciphers, Sr., President and
                                            Chief Financial Officer