Form 10QSB
period 2003-09-30
AMERICAN STONE INDUSTRIES INC
filed 2003-11-14
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                              For the quarterly period ended September 30, 2003
                                                             ------------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

                              For the transition period from           to
                                                             ---------    -----

                              Commission file number                 0-22375
                                                       -------------------------

                         American Stone Industries, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                           Delaware                                                     13-3704099
--------------------------------------------------------------              ---------------------------------
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)

                      230 W. Main St., Amherst, Ohio 44001
--------------------------------------------------------------------------------
                    (Address of principal executive officer)

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

          1,939,169
-----------------------------

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

   Consolidated Balance Sheets
       September 30, 2003 and December 31, 2002...................................................................... 1

   Consolidated Statements of Income
       Three Months Ended September 30, 2003 and 2002................................................................ 2
       Nine Months Ended September 30, 2003 and 2002

   Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2003 and 2002................................................................. 3

   Notes to Consolidated Financial Statements........................................................................ 4


Item 2.  Management's Discussion and Analysis
           or Plan Of Operation...................................................................................... 6

Item 3.  Controls and Procedures..................................................................................... 8


PART II.   OTHER INFORMATION
--------   -----------------

Item 6.  Exhibits and Reports on Form 8-K............................................................................ 9

     Exhibit 31 Certification of Principal Executive Officer and Principal Financial Officer

     Exhibit 32 Section 1350 Certification

Signatures ......................................................................................................... 10

Item 1.  Financial Statements

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------
                                                                     September 30,        December 31,
                                                                         2003                  2002
                                                                    ---------------       ---------------
                                                                      (Unaudited)            (Audited)

Current Assets
--------------
   Cash                                                             $       138,889       $         5,697
   Accounts receivable                                                      187,604               388,206
   Inventory                                                                565,456               649,913
   Prepaid expenses                                                          25,139                46,942
                                                                    ---------------       ---------------
     Total Current Assets                                                   917,088             1,090,758
                                                                    ---------------       ---------------

Property, Plant and Equipment, Net - At Cost                              3,381,376             3,670,003
--------------------------------------------                        ---------------       ---------------

Other Assets                                                                 50,208                50,208
------------                                                        ---------------       ---------------

                                                                    $     4,348,672       $     4,810,969
                                                                    ===============       ===============

                                   LIABILITIES
                                   -----------

Current Liabilities
-------------------
   Notes payable, bank line of credit                               $       500,000       $       500,000
   Current portion of notes payable                                         968,196               393,905
   Accounts payable                                                         482,168               695,749
   Accrued liabilities                                                      335,164               315,199
                                                                    ---------------       ---------------
     Total Current Liabilities                                            2,285,528             1,904,853
                                                                    ---------------       ---------------

Long Term Liabilities                                                     1,450,152             1,658,171
---------------------                                               ---------------       ---------------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, $.001 par value,
   20 million shares authorized
   1,939,169 issued and outstanding                                           1,939                 1,939
Additional capital                                                        4,829,708             4,829,708
Retained earnings (deficit)                                              (4,218,655)           (3,583,702)
                                                                    ---------------       ---------------
                                                                            612,992             1,247,945
                                                                    ---------------       ---------------

                                                                    $     4,348,672       $     4,810,969
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

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------


                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                -------------------------------         -------------------------------

                                                    2003                2002                2003                2002
                                                (Unaudited)          (Unaudited)        (Unaudited)         (Unaudited)
                                                -----------         -----------         -----------         -----------
Net sales                                       $   590,183         $ 1,404,826         $ 1,672,933         $ 3,655,768

Cost of sales                                       490,363           2,131,860           1,621,675           3,951,376
                                                -----------         -----------         -----------         -----------

   Gross Profit (Loss)                               99,820            (727,034)             51,258            (295,608)

Selling, general and administrative
   expenses                                         165,716             404,773             570,081             957,906
                                                -----------         -----------         -----------         -----------

Income (loss) from operations                       (65,896)         (1,131,807)           (518,823)         (1,253,514)
                                                -----------         -----------         -----------         -----------

Other income (expense)
   Interest income                                      -0-                   6                  37                 185
   Interest expense                                 (41,070)            (36,198)           (124,367)            (96,227)
   Other income                                       6,030               6,226              11,723              35,948
   Gain/(loss) on sale of assets                     (1,317)                -0-              (3,523)                -0-
                                                -----------         -----------         -----------         -----------
                                                    (36,357)            (29,966)           (116,130)            (60,094)
                                                -----------         -----------         -----------         -----------

Income (loss) before income taxes                  (102,253)         (1,161,773)           (634,953)         (1,313,608)

Provision for (recovery of) income taxes                -0-                 -0-                 -0-                 -0-
                                                -----------         -----------         -----------         -----------
   Net Income/(Loss)                            $  (102,253)        $(1,161,773)        $  (634,953)        $(1,313,608)
                                                ===========         ===========         ===========         ===========

Net income (loss) per common share
   Basic                                        $      (.05)        $      (.60)        $      (.33)        $      (.68)
                                                ===========         ===========         ===========         ===========
   Diluted                                      $      (.05)        $      (.60)        $      (.33)        $      (.68)
                                                ===========         ===========         ===========         ===========







                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              -----------------------------------------------------


                                                                             2003                  2002
                                                                        ---------------       ---------------

                                                                          (Unaudited)         (Unaudited)
Cash Flow From Operating Activities
-----------------------------------

   Net income/(loss)                                                    $      (634,953)      $    (1,313,608)
                                                                        ---------------       ---------------
   Noncash items included in income:
     Depreciation and amortization                                              309,441               331,114
     Loss on sale of fixed assets                                                 3,523
   Changes in assets and liabilities:
     Accounts receivable                                                        200,602              (108,664)
     Inventory                                                                   84,457               669,713
     Prepaid expenses                                                            21,803                44,386
     Accounts payable - trade                                                  (213,581)              324,057
     Accrued expenses                                                            19,965               (19,444)
                                                                        ---------------       ---------------

       Total Adjustments                                                        426,210             1,241,162
                                                                        ---------------       ---------------

Net Cash From Operating Activities                                             (208,743)              (72,446)
----------------------------------

Cash Flows From Investing Activities                                            (24,337)             (108,341)
------------------------------------

Cash Flows From Financing Activities                                            366,272               165,143
------------------------------------                                    ---------------       ---------------


Net Increase (Decrease) in Cash                                                 133,192               (15,644)
-------------------------------

Cash - Beginning of Period                                                        5,697                27,733
--------------------------                                              ---------------       ---------------

Cash - End of Period                                                    $       138,889       $        12,089
--------------------                                                    ===============       ===============


Supplemental Disclosure of Cash Flows
-------------------------------------
   Information
   -----------

     Interest paid                                                      $       124,367       $        97,000
     Income taxes paid                                                  $            -0-      $            -0-





                 See notes to consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2003
                               ------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY
--------------------------------------------------------

         The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

         Following is the information regarding the Company's sales by geographic location.

                                                                                           Nine Months Ended
                                                                                            September 30,
                                                                                  -------------------------------------

                                                                                       2003                  2002
                                                                                  ---------------       ---------------
Net sales, including geographic transfers
   United States                                                                  $     1,466,932       $     3,113,378
   Canada                                                                                 157,104               542,390
                                                                                  ---------------       ---------------
                                                                                  $     1,624,036       $     3,655,768
                                                                                  ===============       ===============

NOTE C - GOING CONCERN
----------------------

         The Company reported in July that Dollar Bank, the Company's primary source of financing, had requested immediate payment of the balance due of the Credit Agreement. As of September 30, 2003, the Bank had not sought to enforce its request. Subsequent to the end of the 2003 third quarter, the Company secured new financing in the form of $1.1 million, one-year term loan. The proceeds were used to pay off the Dollar Bank line of credit and term debt. The Company has experienced significant operating losses in 11 of the previous 12 quarters and has limited financial resources. These matters continue to raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently evaluating alternatives including identifying and obtaining additional long term funding sources, including debt placement from directors, possible sale of assets, new banking relationships, stock issuance, cost reduction measures and other alternatives.

                         AMERICAN STONE INDUSTRIES, INC.
                         -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2003
                               ------------------

NOTE D - STOCK OPTION PLANS
---------------------------

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

         Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.03% and 1.51% for 2003 and 2002, respectively, and expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for the third quarter of 2003 and 2002.

                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                          ----------------------
                                                                                        2003                  2002
                                                                                        ----                  ----

        Net income (loss), as reported                                                   (634,953)           (1,313,608)
        Deduct:  (Loss), Total stock-based employee
             compensation expense determined
             under fair value based method for all
             awards, net of tax effects                                                   (34,257)              (37,065)
                                                                                    -------------          ------------
        Pro forma net income (loss)                                                 $    (669,210)         $ (1,350,673)
                                                                                    =============          ============

        Earnings per share:
             Basic - as reported
                                                                                    -------------          ------------
                                                                                    $        (.33)         $       (.68)
                                                                                    =============          ============
             Basic - pro forma
                                                                                    -------------          ------------
                                                                                    $        (.35)         $       (.70)
                                                                                    =============          ============
             Diluted - as reported
                                                                                    -------------          ------------
                                                                                    $        (.33)         $       (.68)
                                                                                    =============          ============
             Diluted - pro forma
                                                                                    -------------          ------------
                                                                                    $        (.35)         $       (.70)
                                                                                    =============          ============

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

RESULTS OF OPERATIONS

   Net sales for the third quarter of 2003 were $590,183, down 59% compared with $1,404,826 for the third quarter of 2002. The reduced sales level was due in part to soft demand, but primarily to management's previously disclosed plan to temporarily scale back the business and discontinue unprofitable contracts in order to return the Company to profitability. For the nine months ended September 30, 2003, net sales were $1,672,933, down 54% compared with $3,655,768 for the first nine months of 2002. The decrease year to date was due in part to management's plan to scale back the business and discontinue unprofitable contracts combined with unusually harsh winter weather from January through mid-March of 2003, which closed the Company's quarries.

   Gross profit as a percentage of net sales improved to 17% in the third quarter of 2003 compared with negative 52% in the same period a year ago. The year-ago results included write-downs in inventory and accounts receivable totaling $989,642. The year-over-year improvement was due to operating efficiencies and management's focus on only producing products that it is confident the Company can manufacture and deliver at a gross profit. Gross profit percentage for the nine months ended September 30, 2003, was 3% compared with a gross profit margin of negative 8% for the first nine months of 2002. The improvement was due to substantially reduced cost of sales and operating efficiencies.

   Selling, general and administrative (SG&A) expenses were $165,716 in the third quarter of 2003, a 59% decrease compared with SG&A expenses of $404,773 in the same period of 2002. The decrease was due to management efficiencies and cost reductions and lower sales. As a percentage of net sales, SG&A expenses decreased to 28% in the third quarter of 2003 compared with 29% in the third quarter of 2002 as a result of cost reductions in the latest quarter. For the nine months ended September 30, 2003, SG&A expenses as a percentage of net sales were 34% compared to 26% for the same period in 2002. The increase was due to substantially lower sales levels in the first nine months of 2003 compared with the first nine months of 2002.

   Net other expense for the third quarter of 2003 increased to $36,357 compared with $29,966 for the third quarter of 2002. The increase was due to higher interest expense and a loss on the sale of certain fixed assets. For the first nine months ended September 30, 2003, net other expenses were $116,130, compared to $60,094 for the same period in 2002. The increase was due to higher interest expense, the elimination of rental income, lower royalty income and a loss on the sale of certain fixed assets. The higher interest expense in both the three- and nine-month periods is a result of the Company taking on additional long-term debt.

   Net loss for the third quarter of 2003 was $(102,253) compared with a net loss of $(1,161,773) for the third quarter of 2002. The improvement was due primarily to operating efficiencies, and the $989,642 write down of inventory and accounts receivable in 2002. For the nine months ended September 30, 2003, the Company had a net loss of $(634,953) compared with a net loss of $(1,313,608) for the same period of 2002. The improvement was due primarily to operating efficiencies, reduced SG&A expenses and the $989,642 write down of inventory and accounts receivable in 2002.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------
                                  (CONTINUED)
                                  -----------

LIQUIDITY AND SOURCES OF CAPITAL

   The Company's primary source of liquidity during the quarter was the Company's line of credit and term debt under agreements between the Company and Dollar Bank (the "Credit Agreement"). The line of credit provided for maximum borrowings of $500,000, with interest payable monthly at a rate equivalent to the prime lending rate. The term debt provided for monthly payments of $18,297 including interest at 8%. Borrowings under the Credit Agreement were secured by substantially all real estate, inventory and equipment of the Company. Total outstanding borrowings were $1,147,410 and $1,151,010 at September 30, 2003 and December 31, 2002, respectively.

   As disclosed on July 2, 2003, Dollar Bank had requested immediate payment of the balance due on the Credit Agreement. As of September 30, 2003, the Bank had not sought to enforce its request. Subsequent to the end of the quarter, the Company secured new financing in the form of a $1.1 million, one-year term loan. The loan bears interest at a rate of 10%, payable monthly, with no principal payment required until maturity of the note. Borrowings under the loan are secured by the substantially all real estate, inventory and equipment of the Company, excluding the Company's Birmingham Quarry real estate. Proceeds from the loan were used to pay off the Dollar Bank line of credit and term debt.

   The Company's cash flow from operations improved from the first half of 2003 due to seasonal factors and working capital management. However, the Company has experienced significant operating losses over 11 of the previous 12 quarters and as a result, cash flow and liquidity remain a concern. Management has cut administrative overhead, employment levels and other expenses with a goal of reducing expenses by nearly $1 million in 2003. Management has also instituted strict controls on credit and sales policies and procedures. There can be no assurances that these measures will enable the Company to become profitable or achieve positive cash flow in the foreseeable future. Management is currently evaluating alternatives including identifying and obtaining long-term funding sources, including debt placement, stock issuance and other alternatives. If Management is unable to obtain additional capital and replace the new one-year term loan, there is substantial doubt about the Company's ability to continue as a going concern.

   Management believes that the Company is not in default with respect to any note, loan, lease or other indebtedness or financing agreement.

FORWARD-LOOKING STATEMENTS

   The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------
                                  (CONTINUED)
                                  -----------

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

Item 3.  CONTROLS AND PROCEDURES

   Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed as of October 21, 2003.

   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit      31 Certification of Principal Executive Officer and Principal Financial Officer
     Exhibit      32 Section 1350 Certification

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         American Stone Industries, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date:         November 13, 2003              /s/ Russell Ciphers, Sr.
         -----------------------------      -----------------------------------
                                            Russell Ciphers, Sr., President and
                                            Chief Financial Officer