Form 10KSB
period 2003-12-31
AMERICAN STONE INDUSTRIES INC
filed 2004-03-23
CIK 907033

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-22375

                                  ____________

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

                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $2,228,170

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 28, 2004 was approximately $8,084,000 computed on the basis of the last reported sale price per share of such stock on the OTC Bulletin Board ($9.00 reported January 27, 2004). For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock outstanding as of March 10, 2004 was 1,939,169.

                       DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-KSB REFERENCE                                   DOCUMENTS
---------------------                                   ---------
Part III (Items 9, 10, 11, 12 and 14)        Portions of the Registrant's
                                             Definitive Proxy Statement to be
                                             used in connection with its Annual
                                             Meeting of Stockholders to be held
                                             on April 21, 2004.

         Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 2003.

Transitional Small Business Disclosure Format (check one)?

                                 Yes [ ] No [X]

================================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

General.

         American Stone Industries, Inc. ("ASI" or the "Company") is a holding company that conducts its business through its wholly-owned subsidiary, American Stone Corporation ("ASC"). The Company quarries and sells stone for use in the building construction industry. The Company produces two types of natural stone:
(1) dimensional stone, which is natural stone that is cut to size as specified in architectural designs and is primarily used as architectural accents to buildings, although dimensional stone is also used for funeral monuments, landscape and ornamental objects; and (2) construction stone, which is natural stone primarily used for road base, back fill and erosion control.

         The Company was incorporated in the State of Delaware on November 11, 1992. The Company acquired the operating assets of Cleveland Quarries, L.P. in February 1996, and thereafter began operating the 145-year old quarry situated near Amherst, Ohio known as the "Cleveland Sandstone Quarries" (the "Cleveland Quarries"). The Cleveland Quarries consist of estimated recoverable reserve deposits in excess of 300 million cubic feet located on 975 acres of property. Management of the Company ("Management") believes, based upon various industry reports and surveys since the initial discovery in 1853, that the Cleveland Quarries are among the world's largest sandstone quarries.

         In January of 2001, the Company created Amherst Stone at Cleveland Quarries, Inc. ("Amherst Stone"), a wholly-owned subsidiary, to act as a distributor directly to northern Ohio builders and landscapers. The Company intended Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products. In December 2002, the Company decided to consolidate the activities of Amherst Stone into ASC.

         Unless the context requires otherwise, references in this report to the "Company" refer to the Company and its wholly-owned subsidiaries.

The Business.

         The Company quarries and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce a type of sandstone that is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized widely in the United States and Canada in such projects as the following:

   FACILITY/BUILDING                          LOCATION                              DATE
   -----------------                          --------                              ----
The John Hancock Building              Boston, Mass.  (U.S.A.)                      1948
U.S. Post Office                       Cleveland, Ohio (U.S.A.)                     1934
Parliament Building                    Ottawa, Ontario (Canada)                     1865
                                                                               (rebuilt 1917)
City Hall                              Buffalo, New York (U.S.A.)                   1930
U.S. Bankruptcy Court                  Little Rock, Ark.  (U.S.A.)                  1918
Oberlin College Campus                 Oberlin, Ohio (U.S.A.)                     1885-1943
Osgoode Hall -- Law courts of          Toronto, Ontario (Canada)                    1857
Upper Canada
NHL Hockey Hall of Fame                Toronto, Ontario (Canada)                    1885
County Courthouse                      Savannah, Ga.  (U.S.A.)                      1889

   FACILITY/BUILDING                          LOCATION                              DATE
   -----------------                          --------                              ----
St. James Cathedral                    Toronto, Ontario (Canada)                    1853
University of Pennsylvania             Philadelphia, Penn.  (U.S.A.)             1874-1910
Oberlin College Science Building       Oberlin, Ohio (U.S.A.)                       2001

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

                               QUARRY TO END-USER

                                     Quarry

Secondary Processor                                            Primary Processor

                                    Installer

                               General Contractor

    Architect                                                     Distributor

                                    Designer

                                Purchasing Agent

                                    End-User

         For the period from 1999 to 2003, the Company's annual production of natural stone was as follows:

RAW STONE:                                  (TONS)
----------
   1999                                     13,662
   2000                                     12,699
   2001                                     16,855
   2002                                     13,196
   2003                                     11,588

         Management currently intends to target the following segments:

         Building Stone:

         -    Slabs

         -    Sills

         -    Steps

         -    Ashlar

         -    Patio Stone

         -    Wallstone

         -    Landscaping

         -    Tile

         -    Cutstone

         -    Swimming Pool Construction

         -    Restoration (Cut Stone)

         Specialty Products:

         -    Cores (Oil & Gas Research)

         -    Breakwater Stone

         -    Grindstones

         -    Ornamental

Employees.

         The Company has approximately 26 full-time employees, of which about 19 are hourly. The average hourly wage of the quarry personnel is approximately $10.86 per hour. The quarries are situated in a geographic region that has a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, the Company has a positive relationship with its employees.

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

Marketing.

         The marketing of the Company's products from Ohio is primarily done through an in-house sales staff and outside sales representatives. In addition, the Company is represented by distributors in the United States and Canada who deal directly with the end user by purchasing products from the Company at discounted rates and selling them to the end user at a markup.

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

Backlog.

         As of December 31, 2003, the Company's backlog of orders was $250,000 as compared to a backlog of $400,000 at December 31, 2002.

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

         - Regulations of the Department of Transportation, which governs the safe transportation of goods over interstate highways.

         In the opinion of Management, the Company is in compliance with all applicable regulations. Material changes in these regulations in all material respects or the adoption of new regulations could have a material impact on the operations of the Company.

Research and Development.

         In the fiscal years ended December 31, 2003 and 2002, the Company did not make any research and development expenditures.

Methods of Distribution and Costs of Transportation.

         All of the Company's stone is shipped via flatbed truck paid F.O.B. at South Amherst.

ITEM 2.           DESCRIPTION OF PROPERTY.

General.

         The Company owns three separate parcels of land in the Counties of Lorain and Erie, Ohio. These properties contain stone with a variety of colors and properties. The Company holds permits for the two parcels that are used as quarries and both permits are in good standing.

         The parcel in Erie County is in Birmingham Township, consists of approximately 186 acres, and contains the only Company quarry currently operating. Stone from this quarry is suitable to all end purposes of the Company's products and has a higher compressive strength than the stone quarried from the other Company quarries. Stone from this quarry is suitable not only for new projects but also for renovation, restoration or expansion of existing buildings. The Birmingham property also contains a supply of natural gas, which is leased to a local utility. There are no processing facilities on the Birmingham property.

         The Company's main parcel is in Amherst Township (Lorain County), consists of approximately 979 acres, and is the site of six quarries, the mills and offices. The main parcel fronts the Ohio State Turnpike approximately twenty minutes west of downtown Cleveland. All of the quarries on the Lorain County land are currently unused and dormant.

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

         Usage for the past three years is as follows:

YEAR              EXTRACTED CU.  FT.          SOLD CU.  FT.
----              ------------------          -------------
2001                   240,000                   97,800
2002                   272,000                  111,000
2003                   165,708                   89,787

Differences between cubic feet extracted and cubic feet sold are primarily the result of waste. The percentages of waste vary from year to year primarily because of differences in product mix. At current usage rates, the reserves far exceed any reasonable expectation of depletion.

Buildings.

         The following is a list of the main buildings on the Lorain County property:

    BUILDING         SIZE S.F.    YEAR BUILT       CURRENT USE          FUTURE USE
    --------         ---------    ----------       -----------          ----------
   Mill No.  3        18,175         1946          Processing           Processing
   Mill No.  6        45,000         1923            Vacant               Vacant
   Mill No.  8        44,165         1926          Gang Sawing          Gang Sawing
Office & Showroom     11,305         1900       Office & Showroom    Office & Showroom

Encumbrances.

         The Company's main parcel and the parcel in Erie County are subject to mortgages between the Company and Madison/Route 20 LLC in a loan amount of $900,000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. The trading symbol of the Common Stock is AMST. The following table shows the high and low daily closing prices for the Company's Common Stock for each quarter of 2003 and 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2002                                  HIGH       LOW
----------------------------                                  ----       ---
First Quarter..........................................      $ 8.50     $ 5.00
Second Quarter.........................................        9.00       5.00
Third Quarter..........................................        9.00       6.90
Fourth Quarter.........................................        9.50       2.00

YEAR ENDED DECEMBER 31, 2003                                  HIGH       LOW
----------------------------                                  ----       ---
First Quarter..........................................      $ 7.25     $ 3.40
Second Quarter.........................................        8.00       3.35
Third Quarter..........................................        8.00       4.80
Fourth Quarter.........................................        9.50       5.25

Holders and Dividends

         As of March 10, 2004, there were 85 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support its growth.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as of the end of fiscal year 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     REMAINING
                          NUMBER OF                             AVAILABLE FOR FUTURE
                       SECURITIES TO BE                            ISSUANCE UNDER
                         ISSUED UPON        WEIGHTED-AVERAGE           EQUITY
                         EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                         OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                      OPTIONS, WARRANTS    OPTIONS, WARRANTS    SECURITIES REFLECTED
                          AND RIGHTS           AND RIGHTS          IN COLUMN (a))
  PLAN CATEGORY              (a)                  (b)                   (c)
====================================================================================
Equity
compensation plans
approved by
security holders           182,904              $4.75                 392,550
====================================================================================
Equity
compensation plans
not approved by
security holders               -0-                -0-                     -0-
====================================================================================
TOTAL                      182,904              $4.75                 392,550
====================================================================================

Recent Sales of Unregistered Securities

As previously disclosed, during the second quarter of 2003 the Company issued Convertible Subordinated Promissory Notes totaling $220,000 to assist in its cash flow needs. The notes were issued without general solicitation in a private placement (in reliance on Section 4(2) of the Securities Act of 1933) to individuals and entities, including Board members and entities affiliated with Board Members. No underwriter was involved in the private placement, and no underwriting discounts or commissions were charged. The notes bear interest at a rate of 5% per annum and are convertible (at any time prior to payment of the notes) into Common Stock of the Company at a conversion price of $3.50 per share, subject to adjustment for certain dilutive events.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
(all amounts in thousands)

Following is a discussion of the principal factors that affected the Company's results of operations during each of the two most recent fiscal periods. This discussion should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this report.

Company Overview and Outlook

American Stone Industries, Inc. is a holding company that mines and sells stone primarily for the building stone market through its wholly-owned subsidiary, American Stone Corporation. American Stone Corporation owns and operates the Cleveland Quarries in Amherst, Ohio. We produce dimensional stone which is cut to size as specified in architectural designs and primarily used as architectural accents to buildings. We also produce construction stone which is primarily used for road base, back fill and erosion control.

In January 2001, we created Amherst Stone at Cleveland Quarries, Inc., a wholly-owned subsidiary, to distribute our stone and other natural stone products directly to northern Ohio builders and landscapers. In December 2002 we decided to close Amherst Stone and consolidate the remaining activities into American Stone Corporation.

Looking forward, our immediate challenge is to increase our sales base and continue to improve our operating efficiencies while controlling costs so we can generate profitability and positive cash flow and strengthen our balance sheet. Cash remains tight, but as a result of new credit disciplines we have significantly reduced bad debt write-offs. 2004 started slowly due to the weather, which prevented us from quarrying stone all winter. However, we have ample saleable inventory on hand -- more than we have had in several years going into the spring season. We also judiciously invested in new equipment for the quarry in 2003 that we expect will improve productivity and reduce operating costs. The market continues to be soft, but we are cautiously optimistic. With some new marketing materials and a new sales team, we are now positioned to more actively pursue new business. If architectural project opportunities materialize as anticipated, we believe we can increase sales 25-30% over 2003 levels. We are confident we could handle such an increase in volume without adding to staff, assuming the workflow is reasonably spread out. At these higher volumes, we should be able to produce a profit in 2004.

2003 compared to 2002

Sales decreased $2,254, or 50%, from 2002 due to the closure of the Amherst Stone distribution business, unusually cold weather in early 2003 which adversely impacted our ability to pull stone from the quarry for most of the first quarter of 2003, being more selective in choosing jobs with higher profit potential and focusing on selling products that we produce from our own raw materials as opposed to reselling stone quarried by others.

Gross profit, as a percentage of sales, improved from a negative 10.9% in 2002 to a positive 22.1% in 2003 due choosing jobs with higher profit potential combined with cost reduction and productivity improvement programs. Also included in 2002 cost of goods sold was a $437 inventory write down.

Selling and administrative expenses decreased $715, or 58% in 2003 from 2002. Included in 2003 selling and administrative expense was a $223 benefit from forgiveness of debt from notes payable. Before this benefit, selling and administrative expenses decreased $492, or 40%, primarily due to cost reduction actions, the elimination of non-value added activities and the closure of our Amherst Stone operation in December 2002.

Interest expense increased $22, or 17% in 2003 compared to 2002 due primarily to increased average borrowing levels in 2003.

We did not record a benefit for income taxes in 2003. We have $6,500 of unused net operating loss carryforwards that may be applied against future taxable income. These carryforwards expire in various amounts from 2007 through 2023. Our ability to use the carryforwards will depend upon generating taxable income in the future. There are no assurances that we will be profitable in the future, and as a result we did not reflect a tax benefit in 2003 from the net loss.

The net loss in 2003 of $186 was significantly less than the net loss in 2002 of $1,860. The main drivers were significantly improved gross profit margins combined with significantly lower selling and administrative expenses, as previously discussed.

2002 compared to 2001

Sales increased $696, or 18% from 2001 due primarily from increased sales from Amherst Stone.

Gross profit, as a percentage of sales, decreased from 12.1% in 2001 to a negative 10.9% in 2002 due to under-pricing several restoration and architectural projects, inefficient operating procedures and the negative effect on operations of previously deferred maintenance. In addition, during the third quarter of 2002 we determined that approximately $445 of inventory was scrap and as a result we established a reserve of $437 for this inventory.

Selling and administrative expenses increased $252, or 25% due primarily to increased overhead related to Amherst Stone, including additional sales personnel, promotional materials and showroom expenses.

Interest expense declined by $7, or 5% due primarily to a decline in the prime interest rate on our line of credit.

We did not record a benefit for income taxes in 2002 due to having significant unused net operating loss carryforwards, as previously discussed.

The net loss in 2002 of $1,860 was significantly more than the net loss in 2001 of $665. The main drivers were lower gross profit margins combined with higher selling and administrative expenses, as previously discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. We evaluate the accounting policies and estimates we use to prepare financial statements on an ongoing basis. We base our estimates on historical experience and assumptions believed to be reasonable under the relevant circumstances. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. For additional information regarding our accounting policies, see Note 1 to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Goodwill

As of December 31, 2003, we had $26,661 of goodwill resulting from the acquisition of businesses. Effective January 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but is tested for impairment annually (we have selected November 15), or more often, if an event or circumstance indicates that an impairment loss may have occurred. In making goodwill impairment assessments, we compare the fair value of the company with the company's carrying value. If the fair value of the company exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of the company exceeds its fair value, an impairment loss is measured and recognized.

As of the close of business on November 15, our common stock's latest closing value was $6.00 per share and we had 1,939,169 shares outstanding. Therefore, our total market value, or fair value, was $11,635,014. The carrying value of the company, represented by stockholders' equity, at September 30, 2003 (the last information as filed under form 10-QSB) was $612,992. Since the fair value exceeded the carrying value, we determined that goodwill was not impaired.

Land Depletion

Our estimate of land depletion is based on our estimate of remaining sandstone as determined from current and historical information. We evaluated the key factors and assumptions used to develop the land depletion estimate in determining that it is reasonable in relation to the financial statements taken as a whole.

Contingencies

We are subject to various investigations, claims, and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings, and any liability that is judged to be probable and estimable, has been accrued. Any potential liability not accrued is not currently expected to have a material adverse effect on our future financial position, results of operations or cash flows.

CASH FLOWS
(all amounts in thousands)

Cash flows provided (used by):         2003       2002
------------------------------------------------------
Operating activities                  $(148)     $(206)
Investing activities                    (50)      (113)
Financing activities                    477        296

Cash used by operating activities in 2003 was $148. The net loss of $186 included a non-cash gain on forgiveness of bank debt of $223, depreciation and amortization of $418 and a loss on the sale of equipment of $58. Major uses of cash were a $188 increase in inventory and a $306 decrease in payables and accrued liabilities. Major sources of cash were a $228 decrease in accounts receivable and a $44 decrease in prepaid expenses.

Cash used by operating activities in 2002 was $206. The net loss of $1,860 included depreciation and amortization of $434. Major sources of cash were a $270 decrease in accounts receivable, a $672 decrease in inventory, a $32 decrease in prepaid expenses and a $236 increase in payables and accrued liabilities.

Cash used by investing activities in 2003 was $50, which included $62 to purchase equipment primarily to improve productivity.

Cash used by investing activities in 2002 was $113 to purchase equipment to improve productivity and maintain current equipment.

Cash provided by financing activities in 2003 was $477. Cash was provided by long term debt totaling $1,495 while $1,018 of cash was used to repay long term debt and borrowings under the line of credit. Borrowings in 2003 included the following:

-    $220 unsecured notes payable to directors and officers of the company

-    $200 unsecured note payable to bank

-    $900 mortgage refinance loan payable to Madison/Route 20, LLC

- $175 drawn on an unsecured note payable to Roulston Venture Capital L.P., a significant shareholder

Cash provided by financing activities in 2002 was $296. Cash was provided by long term debt totaling $661 while $364 of cash was used to repay long term debt and borrowings under line of credit arrangements. Borrowings in 2002 included the following:

-    $500 loan from an individual investor

- $150 unsecured note payable to Roulston Venture Capital L.P., a significant shareholder

More information about Long Term Debt can be found in Note 4 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
(all amounts in thousands)

As of December 31, 2003 we had cash and cash equivalents totaling $284. During 2003 we had a line of credit with maximum borrowings of $500. This line of credit was paid off and closed before December 31, 2003.

As of December 31, 2003 our current portion of long-term debt was $1,506, which represents the principal portion of our debt that is due to be repaid by December 31, 2004. These debt maturities will need to be extended or refinanced during 2004 in order for us to be able to continue to fund operations and meet our obligations. Profitable operations in 2004 will be an important factor in helping us to extend or refinance these obligations.

Capital spending in 2004 is currently estimated at between $50 and $100, primarily for equipment needed to maintain operations.

At December 31, 2002 we were in violation of certain covenants of our bank line of credit agreement, but we had obtained waivers from the bank. However, at December 31, 2003 none of our borrowing arrangements contained covenants, and we do not believe we were in default with respect to any other financial arrangement, nor were we subject to any unsatisfied judgments, liens or settlement obligations.

We have experienced significant operating losses over the previous three years. As a result, we have had cash flow and liquidity problems. We have taken steps to reduce administrative overhead, employment levels and other expenses, have instituted strict controls over granting credit to customers and have put new sales policies and procedures into place. There can be no assurances that these measures will enable us to become profitable or achieve positive cash flow in the foreseeable future. We are also currently exploring additional long term funding sources, including debt placement, stock issuance and other alternatives.

The following table summarizes our obligations related to long-term debt and operating leases as of December 31, 2003:

                            Long
                            Term     Operating
                            Debt      Leases      Total
                           ------    ---------    ------
Due in less than 1 year    $1,506    $      13    $1,519
1-3 years                   1,300            4     1,304
                           ------    ---------    ------
Total                      $2,806    $      17    $2,823
                           ======    =========    ======

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this annual report, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. Words are used such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with the discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in manufacturing costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results.

Factors that could cause actual results to differ materially include, but are not limited to: (1) general economic, business and market conditions, (2) actions by competitors, (3) the success of advertising or promotional efforts,
(d) trends within the building construction industry, (5) the existence or absence of adverse publicity, (6) changes in relationships with the Company's major customers or in the financial condition of those customers, (7) equipment and operational problems, and (8) the adequacy of the Company's financial resources and the availability and terms of any additional capital.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-QSB, 8-K and 10-KSB reports to the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio

         We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                          /s/ Hobe & Lucas
                                              Certified Public Accountants, Inc.

Independence, Ohio
February 16, 2004

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                  2003             2002
                                                               -----------      -----------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                    $   284,238      $     5,697
  Accounts receivable, net of allowance for
    doubtful accounts of $20,000 - 2003 and
    $209,000 - 2002                                                160,303          388,206
  Prepaid expenses                                                   2,700           46,942
  Inventory                                                        837,438          649,913
                                                               -----------      -----------
        Total Current Assets                                     1,284,679        1,090,758
                                                               -----------      -----------

Property, Plant and Equipment, Net                               3,243,693        3,670,003
                                                               -----------      -----------

Other Assets
  Intangible assets                                                  9,043            9,043
  Goodwill                                                          26,661           26,661
  Restricted cash                                                    7,521           13,504
  Deposits                                                           1,000            1,000
                                                               -----------      -----------
                                                                    44,225           50,208
                                                               -----------      -----------
                                                               $ 4,572,597      $ 4,810,969
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank line of credit                                          $       -0-      $   500,000
  Current portion of notes payable                               1,505,850          872,010
  Accounts payable                                                 516,345          695,749
  Accrued and withheld payroll
    and payroll taxes                                               44,991           53,639
  Accrued liabilities                                              143,324          261,560
                                                               -----------      -----------
        Total Current Liabilities                                2,210,510        2,382,958
                                                               -----------      -----------

Long Term Liabilities
  Notes payable                                                  1,300,000        1,180,066
                                                               -----------      -----------

Stockholders' equity
  Common stock, $.001 par value 20 million
    shares authorized, 1,939,169 shares issued
    and outstanding                                                  1,939            1,939
  Additional paid-in capital                                     4,829,708        4,829,708
  Accumulated deficit                                           (3,769,560)      (3,583,702)
                                                               -----------      -----------
                                                                 1,062,087        1,247,945
                                                               -----------      -----------
                                                               $ 4,572,597      $ 4,810,969
                                                               ===========      ===========

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                2003             2002
                                             -----------      -----------
Sales                                        $ 2,228,170      $ 4,482,511

Cost of goods sold                             1,735,270        4,970,967
                                             -----------      -----------

Gross profit (loss)                              492,900         (488,456)
                                             -----------      -----------

Selling and administrative expenses              526,750        1,241,574
                                             -----------      -----------

(Loss) from operations                           (33,850)      (1,730,030)
                                             -----------      -----------

Other Income/(Expense)

Interest income                                       36              204
Interest expense                                (152,044)        (129,903)
                                             -----------      -----------
                                                (152,008)        (129,699)
                                             -----------      -----------

(Loss) before provision for income taxes        (185,858)      (1,859,729)

Provision for income taxes                           -0-              -0-
                                             -----------      -----------

Net (loss)                                   $  (185,858)     $(1,859,729)
                                             ===========      ===========

Net (Loss)/Income per Common Share
Basic                                        $      (.10)     $      (.96)
                                             ===========      ===========
Diluted                                      $      (.10)     $      (.96)
                                             ===========      ===========

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      Common Stock
                               ---------------------------
                                                                                                   Total
                                 Issued                          Paid-In       Accumulated     Stockholders'
                                 Shares         Par Value        Capital         Deficit           Equity
                               -----------     -----------     -----------     -----------     -------------
Balance, January 1, 2002         1,936,364     $     1,936     $ 4,819,738     $(1,723,973)    $   3,097,701

Shares issued in stock
    option exercise                  2,805               3           9,970             -0-             9,973

Net Loss                               -0-             -0-             -0-      (1,859,729)       (1,859,729)
                               -----------     -----------     -----------     -----------     -------------

Balance, December 31, 2002       1,939,169           1,939       4,829,708      (3,583,702)        1,247,945

Net Loss                               -0-             -0-             -0-        (185,858)         (185,858)
                               -----------     -----------     -----------     -----------     -------------

Balance, December 31, 2003       1,939,169     $     1,939     $ 4,829,708     $(3,769,560)    $   1,062,087
                               ===========     ===========     ===========     ===========     =============

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      2003            2002
                                                                  -----------      -----------
Net Loss                                                          $  (185,858)     $(1,859,729)
Gain on forgiveness of bank debt                                     (223,049)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation, amortization and depletion                          417,917          433,957
    Loss on sale of equipment                                          58,328              -0-
    Non-cash option expense                                                              9,973
    Changes in assets and liabilities:
    Decrease in accounts receivable                                   227,903          270,116
    (Increase) decrease in inventory                                 (187,525)         671,815
    Decrease in prepaid expenses                                       44,242           31,869
    (Decrease) increase in payables and accrued liabilities          (306,288)         236,265
    Other, net                                                          5,983               85
                                                                  -----------      -----------

      Net Cash Used in Operating Activities                          (148,347)        (205,649)
                                                                  -----------      -----------

Cash Flows from Investing Activities:
  Proceeds from sale of equipment                                      11,800              -0-
  Purchase of property, plant and equipment                           (61,735)        (112,611)
                                                                  -----------      -----------

      Net Cash Used in Investing Activities                           (49,935)        (112,611)
                                                                  -----------      -----------

Cash Flows from Financing Activities:
  Net (payments) borrowings under line of credit arrangements        (500,000)        (194,245)
  Proceeds from long term debt                                      1,495,000          660,850
  Repayment of long term debt                                        (518,177)        (170,381)
                                                                  -----------      -----------

      Net Cash Provided by Financing Activities                       476,823          296,224
                                                                  -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                  278,541          (22,036)

Cash and Cash Equivalents at Beginning of Year                          5,697           27,733
                                                                  -----------      -----------

Cash and Cash Equivalents at End of Year                          $   284,238      $     5,697
                                                                  ===========      ===========

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      2003            2002
                                                                  -----------      -----------
Supplemental Disclosure of Cash Flows
  Information:
    Interest paid                                                 $   150,000      $   130,000
                                                                  ===========      ===========
    Taxes paid                                                    $       -0-      $       -0-
                                                                  ===========      ===========

Supplemental disclosures of non-cash financing activities:

   During 2003, the Company recognized $223,049 as forgiveness of debt from notes payable.

   During the year ended December 31, 2002 the Company purchased land from a related party for $500,000 in exchange for a note payable.

   In 2002, the Company issued 2,805 shares of common stock in exchange for the exercise of 4,546 directors stock options.

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

         In January of 2001, the Company created a wholly-owned subsidiary, known as Amherst Stone at Cleveland Quarries, Inc. (Amherst Stone) to act as a distributor directly to northern Ohio builders and landscapers. The Company intended Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products. In December 2002, the Company decided to consolidate the activities of Amherst Stone into its ASC operations.

Cash and Cash Equivalents

         For purposes of financial reporting, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable

         Credit is granted to only qualified domestic customers. The allowance for doubtful accounts is calculated using the Company's prior bad debt experience and current estimates of uncollectible accounts.

Revenue Recognition

         Revenues are recorded when products are shipped to customers or, in instances where products are configured to customer requirements, upon the successful completion of the Company's final test procedures. The Company is generally not contractually obligated to accept returns, except for defective product. An allowance for such returns is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise it is reflected as a liability.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment - At Cost

   Property, plant and equipment at December 31, 2003 and 2002 consisted of:

                                                                      2003            2002
                                                                  -----------      -----------
Land                                                              $   938,680      $   939,979
Buildings and improvements                                          1,477,350        1,477,350
Equipment                                                           2,793,440        2,838,808
Computers                                                              62,175           62,175
Vehicle                                                                10,650           38,837
                                                                  -----------      -----------
                                                                    5,282,295        5,357,149
Less:  Accumulated depreciation                                     2,038,602        1,687,146
                                                                  -----------      -----------
Net property, plant and equipment                                 $ 3,243,693      $ 3,670,003
                                                                  ===========      ===========

         Depletion is being calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $1,299 and $2,131 for the years ended December 31, 2003 and 2002, respectively.

         The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $416,618 and $431,826 for the years ended December 31, 2003 and 2002, respectively.

         Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

Principles of Consolidation

         The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiary American Stone Corporation for the year ended December 31, 2003. For the year ended December 31, 2002, the financial statements include the accounts of American Stone Industries, Inc. and its wholly-owned subsidiaries American Stone Corporation and Amherst Stone at Cleveland Quarries, Inc. As mentioned in Note 1 Business Activity, in 2002 the Company decided to consolidate the activities of Amherst Stone into ASC operations. All significant intercompany transactions have been eliminated in consolidation.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangibles

         The Company adopted the provisions of FASB Statement 142, Goodwill and Other Intangible Assets, as of January 1, 2002. The standard provides that goodwill and intangible assets with indefinite lives no longer be amortized. The standards provide that goodwill be tested for impairment annually on November 15th. The Company recognized no impairment in 2003 or 2002.

The following is a summary of intangibles:

                                                                      2003            2002
                                                                  -----------      -----------
Intangibles not subject to amortization
  Trademarks                                                            9,043            9,043
  Goodwill                                                             26,661           26,661
                                                                  -----------      -----------
                                                                  $    35,704      $    35,704
                                                                  ===========      ===========

Stock Options

         The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income.

         The Company maintains the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value at the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable beginning one year after the date of grant. At December 31, 2003 and 2002, 70,000 and 10,000 options, respectively, with exercise prices ranging from $3.35 to $5.00 were outstanding. At December 31, 2003 and 2002, -0- and 10,000 options, respectively, were exercisable.

         Additionally, the Company maintains the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grant under the plan. Each option is exercisable one year after the date of grant and expires five years after the date of grant. Each eligible director receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock on the date of the annual meeting and 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended. Each option shall be at fair market value on the date of the grant. At December 31, 2003, 112,904 shares with exercise prices ranging from $2.37 to $9.50 ($5.62 weighted average) were outstanding, 96,554 of which were exercisable. At December 31, 2002, 110,954 shares with exercise prices ranging from $2.37 to $9.50 ($5.77 weighted average) were outstanding, 88,200 of which were exercisable.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (Continued)

         A summary of option activity under the plans follows:

                                             Number of        Weighted
                                           Shares Under   Average Exercise
                                              Option           Price
                                           ------------   ----------------
Outstanding at January 1, 2002                  108,200   $           4.85
  Granted                                        27,300               8.48
  Exercised                                      (4,546)              3.58
  Cancelled                                     (10,000)              5.00
                                           ------------

Outstanding at December 31, 2002                120,954               5.59
  Granted                                        86,350               3.61
  Exercised                                         -0-               0.00
  Cancelled                                     (24,400)              4.76
                                           ------------   ----------------

Outstanding at December 31, 2003                182,904               4.75
                                           ============   ================

Options exercisable at December 31, 2003         96,554               6.58
                                           ============   ================

Options exercisable at December 31, 2002         98,200   $           4.78
                                           ============   ================

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

         Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.02% and 1.24% for 2003 and 2002, respectively, expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for 2003 and 2002, respectively.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (Continued)

                                                                      2003            2002
                                                                  -----------      -----------
Net income (loss), as reported                                       (185,858)      (1,859,729)
  Deduct:  (Loss), Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of tax effects                                        (45,675)         (50,479)
                                                                  -----------      -----------
  Pro forma net income (loss)                                     $  (231,533)     $(1,910,208)
                                                                  ===========      ===========

Earnings per share:
  Basic - as reported                                             $      (.10)     $      (.96)
                                                                  ===========      ===========

  Basic - pro forma                                               $      (.12)    $       (.99)
                                                                  ===========      ===========

  Diluted - as reported                                           $      (.10)     $      (.96)
                                                                  ===========      ===========
  Diluted - pro forma                                             $      (.12)     $      (.99)
                                                                  ===========      ===========

Reclassifications

   Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables. No concentrations existed for the years ended December 31, 2003 and 2002.

Income Per Common Share

         Income per common share is based on the weighted average number of shares outstanding which was 1,939,169 and 1,937,050 for the years ended December 31, 2003 and 2002, respectively.

         The Company has various notes payable that include conversion rights to common stock. Total potential convertible shares were approximately 252,900 shares at December 31, 2003. Additionally, the Company has outstanding stock options of 182,904 shares at December 31, 2003. As a result, the Company has the potential of issuing approximately 435,804 of additional shares of common stock at December 31, 2003.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

         The inventories which consist of sandstone are stated at the lower of first-in, first-out (FIFO) cost or market.

Restricted Cash

         The Company's certificate of deposit is assigned to the Ohio Department of Natural Resources Division of Reclamation. The Ohio Department of Natural Resources requires all companies engaged in mining activities in the state to maintain an interest bearing certificate of deposit to qualify for a mining permit.

Shipping and Handling Costs

         The Company includes the cost of shipping and handling in its cost of goods sold.

Accounting Standards

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill and the Company's intangible assets are no longer amortized. Pursuant to SFAS 142, goodwill and other intangible assets must be tested for impairment on an annual basis. As of November 15, 2003, the Company updated its impairment review, which indicated that there was no impairment.

NOTE 2 - RELATED PARTIES

         On October 1, 1999, the Company signed an interest-only note with Roulston Ventures Limited Partnership (RVLP), a significant shareholder, for $150,000. Repayment of principal is to be made on October 1, 2004. At any time up to the maturity date, RVLP had the right to convert the debt into shares of common stock at $5.00 per share.

         On October 1, 2002, the Company signed an additional interest only note with Roulston Venture Capital L.P. (RVCLP), a significant shareholder, for $300,000, of which $300,000 was drawn at December 31, 2003. Repayment of the principal is to be made on October 1, 2005. At anytime up to the maturity date, RVCLP has to right to convert the debt into shares of common stock at $5.00 per share.

         In 2003, the Company signed unsecured notes payable to directors and officers of the Company totaling $220,000. Interest only is payable quarterly at 5% per year. Principal is due between March 31, 2004 and May 15, 2004. At any time up to the due dates, note holders have the right to convert the notes into common stock at $3.50 per share.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - RELATED PARTIES (CONTINUED)

         In 2002, the Company entered into a $500,000 note payable - Amherst Quarry, Inc. (a related party). Principal and interest of 4.5% is due November 21, 2007 and is secured by land. The note was for the purchase of a 150-acre piece of land adjacent to Company-owned parcels from Amherst Quarries, Inc. Amherst Quarries is owned 20% by Enzo Costantino and 80% by Glen Gasparini, both of whom are directors of the Company and both abstained from the vote by the Board of Directors. The sale agreement contains terms that may call for certain contingent payments as follows. If during the life of the five-year loan, the property is sold for an amount in excess of $500,000, the previous owner is entitled to payment of one half the difference of the selling price and $500,000. If at the end of the loan period, the property has not been sold, the fair market value will be determined by an independent appraisal. The previous owner will be entitled to one-half the excess of the appraised value greater than $500,000.

NOTE 3 - LINE OF CREDIT

         During 2003, the Company had a line of credit with maximum borrowings of $500,000. The Company paid off and closed the line of credit prior to December 31, 2003. The note provided for borrowing with interest payable monthly at a rate equivalent to the bank's prime lending rate of 4.25% at December 31, 2002. The debt was secured by substantially all real estate, inventory, and equipment of the Company. The outstanding balance at December 31, 2003 and 2002 was $0 and $500,000, respectively.

NOTE 4 - LONG TERM DEBT

                                                                      2003            2002
                                                                  -----------      -----------
Unsecured note payable to Roulston
Ventures L.P. (a significant shareholder).  Interest
only payable quarterly at 6%.  Balance due
October 1, 2004.  Convertible to common stock
at note holders option on or before due date.
Convertible at $5.00 per share.                                   $   150,000      $   150,000

8.52%, note payable to bank.  Secured by
equipment payable in monthly installments of
principal and interest of $2,248.  Final payment
due March 1, 2005.  This loan was paid in full
during 2003.                                                              -0-           76,361

8.00%, note payable to bank. Payable in monthly
installments of $18,297 which includes principal
and interest.  Final payment due June 1, 2006.
Secured by blanket lien on all real estate, inventory,
receivables and equipment of the Company.  The loan
was paid in full during 2003.                                             -0-          651,010

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 4 - LONG TERM DEBT (CONTINUED)

                                                                      2003            2002
                                                                  -----------      -----------
Balance Forward                                                   $   150,000      $   877,371

6.90%, note secured by equipment with payments
of $1,206 monthly which includes principal and
interest.  This loan was paid in full during 2003.                        -0-           13,855

Unsecured note payable to lender.  Interest only
payable quarterly at 6% per year.  Balance due
January 15, 2007.  Convertible to common
stock at note holders option on or before due
date.  Convertible at $5.00 per share                                 500,000          500,000

Unsecured note payable to directors and officers of the
Company. Interest only payable quarterly at 5% per year.
Balance due between March 31, 2004 and May 15, 2004.
Convertible to common stock at note holders option on or
before due date. Convertible at $3.50 per share.                      220,000              -0-

Unsecured note payable to bank. Interest payable in
monthly installments of prime plus 2%, 6% as of December
31, 2003. Final payment on January 5, 2004. As of this
report, the bank has agreed to renew said note for 90 days.           200,000              -0-

10% fixed rate commercial real estate loan payable to
Madison/Route 20, LLC. Interest only payable monthly.
Balance payable on October 13, 2004.  Secured by land.                900,000              -0-

Unsecured note payable to Roulston Venture Capital L.P.
(a significant shareholder). Interest only payable
quarterly at 6%.  Balance is due October 1, 2005.
Convertible to common stock at note holders option
on or before due date.  Convertible at $5.00 per share.               300,000          125,000

Unsecured note payable to lender with interest
at 5%                                                                  35,850           35,850

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 4 - LONG TERM DEBT (CONTINUED)

Balance Forward                                                   $ 2,305,850      $ 1,552,076

Note payable - Amherst Quarry, Inc. (a related party).
Principal and interest of 4.5% due November 21, 2007.
Secured by land.  Note provides for certain additional
contingent payments (Note 2).                                         500,000          500,000
                                                                  -----------      -----------

                                                                    2,805,850        2,052,076
Less:  Current Portion                                              1,505,850          872,010
                                                                  -----------      -----------
                                                                  $ 1,300,000      $ 1,180,066
                                                                  ===========      ===========

Following is a summary of future maturities of long term debt as of December 31, 2003:

2004                                       $  1,505,850
2005                                            300,000
2006                                          1,000,000
2007                                                -0-
2008                                                -0-
                                           ------------
                                           $  2,805,850
                                           ============

NOTE 5 - FAIR VALUE OF FINANCIAL STATEMENTS

         The carrying amounts of cash, accounts receivable, accounts payable, and long-term debt approximate the fair value reported in the balance sheet. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 6 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

         The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction and landscaping industries.

         Following is the information regarding the Company's continuing operations by geographic location.

                                                                      2003            2002
                                                                  -----------      -----------
Net sales, including geographic transfers
    United States                                                 $ 2,006,164      $ 3,744,567
    Canada                                                            222,006          737,944
                                                                  -----------      -----------
                                                                  $ 2,228,170      $ 4,482,511
                                                                  ===========      ===========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY (CONTINUED)

Income (Loss) from operations:
    United States                            $   (33,850)     $(1,730,030)
    Canada                                           -0-              -0-
                                             -----------      -----------

  Loss from operations:                          (33,850)      (1,730,030)
    Interest expense                            (152,044)        (129,903)
    Interest income                                   36              204
                                             -----------      -----------

Loss from operations before income taxes     $  (185,858)     $(1,859,729)
                                             ===========      ===========

Identifiable assets:
    United States                            $ 4,572,597      $ 4,810,969
    Canada                                           -0-              -0-
                                             -----------      -----------

                                             $ 4,572,597      $ 4,810,969
                                             ===========      ===========

NOTE 7 - LEASES

         The Company has entered into operating lease agreements for trucks and equipment. Lease payments in 2003 and 2002 amounted to $48,426 and $85,002, respectively.

         Below is a five-year schedule of minimum lease payments.

2004                                       $     12,631
2005                                              3,892
2006 and thereafter                                 -0-
                                           ------------
                                           $     16,523
                                           ============

NOTE 8- INCOME TAXES

        Income taxes on continuing operations include the following:

                                   2003            2002
                               -----------      -----------
Currently payable              $       -0-      $       -0-
Deferred                               -0-              -0-
                               -----------      -----------

Total                          $       -0-      $       -0-
                               ===========      ===========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 8- INCOME TAXES (CONTINUED)

         A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                 2003                 2002
                                          ------------------    -------------------
                                                       % of                   % of
                                                      Pretax                 Pretax
                                           Income     Amount     Income      Amount
Income taxes per
  statement of income                     $    -0-         0%   $     -0-         0%
Tax rate differences resulting from:
Income (loss) for financial reporting
  purpose without tax expense or
  benefit. Utilization of loss carry-
  forward (unavailable for carryback
  against prior income taxes paid)        $(63,192)      (34)%  $(632,308)      (34)%
                                          --------    ------    ---------    ------

  Income taxes at statutory rate          $(63,192)      (34)%  $(632,308)      (34)%
                                          ========    ======    =========    ======

         For United States tax purposes, the Company has available at December 31, 2003, unused operating loss carryforwards of approximately $6,500,000 that may be applied against future taxable income and expires in various amounts from 2007 to 2023.

         Utilization of the net operating loss carryforward is contingent upon the Company having sufficient taxable income in the future.

         The Company's deferred tax assets and liabilities at December 31, 2003 and 2002 consist of:

                                  2003             2002
                              ------------     ------------
Deferred tax asset            $  2,217,000     $  2,687,000
Valuation allowance             (2,080,000)      (2,411,000)
Deferred tax liability            (137,000)        (276,000)
                              ------------     ------------
                              $        -0-     $        -0-
                              ============     ============

         Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are different methods for recovering depreciation and net operating loss carryforwards. No deferred taxes are reflected in the balance sheet at December 31, 2003 and 2002 due to a valuation allowance. As of December 31, 2003, the Company recognized a $331,000 decrease in the valuation allowance while the Company recognized a $1,964,000 increase in 2002, respectively.

NOTE 9 - PROFIT SHARING PLAN

         American Stone Corporation has a 401(k) profit-sharing plan (the Plan) offered to employees with more than one year of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a match of 50% of employee contributions to the Plan up to 6% of employee wages. Company contributions to the plan in 2003 and 2002 were $11,112 and $15,925, respectively.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A. CONTROLS AND PROCEDURES

       The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 14) were, as of December 31, 2003, sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed on February 14, 2004.

       There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2004.

OFFICERS OF THE COMPANY.

       Information required by this Item 9 as to the executive officers of the Company is set forth below:

       The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 17, 2004.

        NAME            AGE                             POSITION
--------------------    ---    -----------------------------------------------------------
Enzo Costantino         42     Enzo Costantino has served as Treasurer of the Company and as a Director since 1996. Mr. Costantino has been Secretary and Treasurer of Terrazo, Mosaic & Tile Company, Ltd.
                               ("TMT") since 1994. Prior to joining TMT, Mr. Costantino
                               was the controller of Daicon Contractors, a general
                               contractor located in Toronto, Ontario, from 1989 to 1994, and the cost accounting manager for Canada Packers, a meat processor located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier        49     Michael J. Meier has served as Secretary of the Company and as a Director since 1996. He has been the Corporate
                               Controller of PolyOne Corporation (NYSE: POL). PolyOne
                               Corporation, with 2003 revenues of $2 billion, is an
                               international polymer services company with headquarters in
                               Avon Lake, Ohio. From September 2002 until January 2004 he was the Director of PolyOne's Electronics and Performance
                               Additives Group and from May 1999 until December 2002 he
                               was the Director of Finance of PolyOne Specialty Resins and
                               Formulators Group. Prior to that he was Vice President of
                               Finance, Chief Financial Officer, Secretary and Treasurer
                               of Defiance, Inc. (Nasdaq NM: DEFI) from 1990 until
                               February 1999. Defiance, a supplier of products and
                               services to the U.S. transportation industry, was purchased by General Chemical Group Inc. (NYSE: GCG) in February
                               1999.

Russell Ciphers, Sr.    66     Russell Ciphers, Sr. has served as President and Chief
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

AUDIT COMMITTEE FINANCIAL EXPERTS

       The Board of Directors of the Company has determined that Michael J. Meier, who is a member of the audit committee of the Board of Directors of the Company, qualifies as an "audit committee financial expert" as defined in the applicable regulation of the Commission and is "independent" as that term is defined by listing standards of the Nasdaq.

REPORTING OF BENEFICIAL OWNERSHIP

       Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2004.

CODE OF ETHICS.

       The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (the "Code of Ethics"). A copy of the Code of Ethics is filed with this report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION.

       The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2004.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

       (a)    Exhibits

       Reference is made to the Exhibit Index set forth herein beginning at page 39.

       (b)    Reports on Form 8-K.

              None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Certain information required by this Item 14 is incorporated by reference to the information set forth under the caption "Audited Related Fees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2004.

       The audit committee of the Company approves in advance all audit, audit-related and non-audit services provided by the independent auditors and reviews all significant fees related to their services. None of services provided by the independent accountants during fiscal year 2002 or fiscal year 2003 were approved after the fact pursuant to Rule 2.01(c)(7)(i)(C).

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STONE INDUSTRIES, INC.

By:    /s/ Russell Ciphers, Sr.
   ------------------------------------------
    Russell Ciphers, Sr., President
    and Chief Executive Officer
    Date:  March 22, 2004

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Russell Ciphers, Sr.                 By:    /s/ Enzo Costantino
   ------------------------------------------      -----------------------------
    Russell Ciphers, Sr., President and            Enzo Costantino, Treasurer
    Chief Executive Officer (Principal             and Director
    Executive Officer and Principal                Date:  March 22, 2004
    Financial Officer)
    Date:  March 22, 2004

By:    /s/ Thomas H. Roulston, II               By:    /s/ Michael J. Meier
   ------------------------------------------      -----------------------------
   Thomas H. Roulston II, Chairman                 Michael J. Meier, Secretary
   of the Board (Principal Accounting Officer)     and Director
   Date:  March 22, 2004                           Date: March 22, 2004

By:    /s/ Glen Gasparini                       By:    /s/ Timothy I. Panzica
   ------------------------------------------      -----------------------------
   Glen Gasparini, Director                        Timothy I. Panzica, Director
   Date:  March 22, 2004                           Date:  March 22, 2004

By:    /s/ John R. Male                         By:    /s/ Louis Stokes
   ------------------------------------------      -----------------------------
   John R. Male, Director                          Louis Stokes, Director
   Date:  March 22, 2004                           Date:  March 22, 2004

                                  EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION OF DOCUMENT
--------------    ---------------------------------------------------------------------
      3.1         Certificate of Incorporation of the Company, dated November 13,
                  1992, as amended March 9, 1993, December 14, 1993, May 31, 1994,
                  August 1995, and June 24, 1998

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

     10.7         Share Purchase Option Agreement among TMT Masonry, Ltd., Roulston           (C)
                  Ventures Limited Partnership and the Company, dated November 22, 1996

    *10.8         American Stone Industries, Inc.  1998 Management Stock Option Plan          (B)

    *10.9         American Stone Industries, Inc.  1998 Non-Employee Director Stock           (B)
                  Option Plan

    10.10         FirstMerit Bank, N.A., Defined Contribution Master Plan and                 (E)
                  Trust Agreement

    10.11         Promissory Note payable by American Stone Industries, Inc. to
                  Independence Bank dated January 5, 2004.

    10.12         Convertible Subordinated Promissory Note Payable to Cost                    (G)
                  Controls, Inc.

EXHIBIT NUMBER                          DESCRIPTION OF DOCUMENT
--------------    ----------------------------------------------------------------------
    10.13         6.00% Convertible Subordinated Note Due October 1, 2004, issued by the      (H)
                  Company to Roulston Ventures Limited Partnership

    10.14         6.00% Convertible Subordinated Note Due October 1, 2005, issued by          (H)
                  the Company to Roulston Venture Capital, L.P.

    10.15         $500,000 Promissory Note issued by the Company to Amherst Quarry, Inc.      (H)

    10.16         Mortgage Deed granted by the Company to Amherst Quarry, Inc. in             (H)
                  consideration of $500,000 Promissory Note

    10.17         Subordinated debenture issued to Fairport Finance Corp. on May 1, 2003      (I)

    10.18         Subordinated debenture issued to Male Family Limited Partnership on         (I)
                  May 1, 2003

    10.19         Subordinated debenture issued to Michael J. Meier on April 1, 2003          (I)

    10.20         Subordinated debenture issued to Timothy I. Panzica on April 1, 2003        (I)

    10.21         Subordinated debenture issued to Louis B. Stokes on April 1, 2003           (I)

    10.22         Subordinated debenture issued to Terrazzo Mosaic & Tile Co. on              (I)
                  April 1, 2003

    10.23         Promissory Note for Fixed Rate Commercial Real Estate Loan payable to Madison/Route 20, LLC

     14.1         Code of Ethics (February 2004)

     21.1         Subsidiaries of the Company

     23.1          Consent of Hobe & Lucas

     31.1          Rule 13a-14a/15d-14(a) Certification

     32.1          Section 1350 Certification

-----------------------------
*      Management contract or compensatory plan or arrangement.

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

(H) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 2002.

(I) Incorporated herein by reference to exhibits 10.1 through 10.6 to the Company's quarterly report on Form 10-QSB for the period ended September 30, 2003.