Form 10QSB
period 2004-03-31
AMERICAN STONE INDUSTRIES INC
filed 2004-05-13
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from______ to _________

                         Commission file number 0-22375

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

1,939,169

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
    March 31, 2004 and December 31, 2003..............................................................................   1

Condensed Consolidated Statements of Income
    Three Months Ended March 31, 2004 and 2003........................................................................   2

Condensed Consolidated Statements of Cash Flows
    Three Months Ended March 31, 2004 and 2003........................................................................   3

Notes to Condensed Consolidated Financial Statements..................................................................   4

Management's Discussion and Analysis
    of Financial Condition and Results of Operations..................................................................   6

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ..........................................................   9

Item 6. Exhibits and Reports on Form 8-K .............................................................................   9

Signatures ...........................................................................................................  10

                         AMERICAN STONE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2004            2003
                                                     -----------    ------------
                                                     (Unaudited)     (Audited)
                                     ASSETS

Current Assets
   Cash                                              $    97,001    $   284,238
   Accounts receivable                                   355,677        160,303
   Inventory                                             812,438        837,438
   Prepaid expenses                                        9,600          2,700
                                                     -----------    -----------
     Total Current Assets                              1,274,716      1,284,679
                                                     -----------    -----------
Property, Plant and Equipment, Net - At Cost           3,183,265      3,243,693
                                                     -----------    -----------
Other Assets                                              44,225         44,225
                                                     -----------    -----------
                                                     $ 4,502,206    $ 4,572,597
                                                     ===========    ===========

                                   LIABILITIES

Current Liabilities
   Current portion of notes payable                    1,503,855      1,505,850
   Accounts payable                                      490,789        516,345
   Accrued liabilities                                   306,077        188,315
                                                     -----------    -----------
     Total Current Liabilities                         2,300,721      2,210,510
                                                     -----------    -----------
Long Term Liabilities                                  1,300,000      1,300,000
                                                     -----------    -----------

                              SHAREHOLDERS' EQUITY

Common Stock, $.001 par value,
   20 million shares authorized
   1,939,169 issued and outstanding                        1,939          1,939
Additional capital                                     4,829,708      4,829,708
Retained earnings (deficit)                           (3,930,162)    (3,769,560)
                                                     -----------    -----------
                                                         901,485      1,062,087
                                                     -----------    -----------
                                                     $ 4,502,206    $ 4,572,597
                                                     ===========    ===========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                           2004         2003
                                                        ---------    ---------
                                                       (Unaudited)   (Unaudited)
Net Sales                                               $ 430,803    $ 321,535

Cost of Sales                                             366,935      674,382
                                                        ---------    ---------

Gross Profit (Loss)                                        63,868     (352,847)

Selling, General and Administrative Expenses              185,876      221,818
                                                        ---------    ---------

Loss From Operations                                     (122,008)    (574,665)

Other income (Expense)
   Interest income                                            -0-           32
   Interest expense                                       (48,564)     (42,108)
   Other income                                             9,970        5,693
   Loss on sale of assets                                     -0-       (5,181)
                                                        ---------    ---------
                                                          (38,594)     (41,564)
                                                        ---------    ---------

Loss Before Income Taxes                                 (160,602)    (616,229)
                                                        ---------    ---------

Provision For Income Taxes                                    -0-          -0-
                                                        ---------    ---------

Net Loss                                                $(160,602)   $(616,229)
                                                        =========    =========

Net Loss Per Common Share

   Basic                                                $    (.08)   $    (.32)
                                                        =========    =========
   Diluted                                              $    (.08)   $    (.32)
                                                        =========    =========

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                               2004         2003
                                                                                             ---------    ---------
                                                                                            (Unaudited)  (Unaudited)
Cash Flow From Operating Activities
   Net loss                                                                                  $(160,602)   $(616,229)
   Noncash items included in income:
     Depreciation and amortization                                                             107,172      107,308
     Loss on sale of fixed assets                                                                  -0-        5,181
   Changes in assets and liabilities:
     Accounts receivable                                                                      (195,374)     251,545
     Inventory                                                                                  25,000       83,347
     Prepaid expenses                                                                           (6,900)      30,129
     Accounts payable - trade                                                                  (25,556)      57,355
     Accrued expenses                                                                          117,762      (76,780)
                                                                                             ---------    ---------
       Total Adjustments

Net Cash Used In Operating Activities                                                         (138,498)    (158,144)

Cash Flows From Investing Activities                                                           (46,744)      10,000

Cash Flows From Financing Activities                                                            (1,995)     167,755
                                                                                             ---------    ---------
Net (Decrease) Increase in Cash                                                               (187,237)      19,611

Cash - Beginning of Period                                                                     284,238        5,697
                                                                                             ---------    ---------

Cash - End of Period                                                                         $  97,001    $  25,308
                                                                                             =========    =========

Supplemental Disclosure of Cash Flows
   Information

     Interest paid                                                                           $  42,000    $  31,000
     Income taxes paid                                                                       $     -0-    $     -0-

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

         The Company and its subsidiary operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

         Following is the information regarding the Company's sales by geographic location.

                                                                                   Three Months Ended March 31,
                                                                                      2004              2003
                                                                                  -----------       ------------
Net sales, including geographic transfers
   United States                                                                  $   426,928       $    242,739
   Canada                                                                               3,875             78,796
                                                                                  -----------       ------------
                                                                                  $   430,803       $    321,535
                                                                                  ===========       ============

NOTE C - STOCK OPTION PLANS

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

         Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.08% and 1.18% for 2004 and 2003, respectively, and expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for the third quarter of 2004 and 2003.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE C - STOCK OPTION PLANS (CONTINUED)

                                                        March 31,
                                                 2004              2003
                                              ----------        ----------
Net loss, as reported                           (160,602)         (616,229)
Deduct:  (Loss), Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of tax effects                  (23,235)           (7,170)
                                              ----------        ----------
Pro forma net loss                            $ (183,837)       $ (623,399)
                                              ==========        ==========
Earnings per share:
                                              ----------        ----------
     Basic - as reported                      $     (.08)       $     (.32)
                                              ==========        ==========

                                              ----------        ----------
     Basic - pro forma                        $     (.09)       $     (.32)
                                              ==========        ==========

                                              ----------        ----------
     Diluted - as reported                    $     (.08)       $     (.32)
                                              ==========        ==========

                                              ----------        ----------
     Diluted - pro forma                      $     (.09)       $     (.32)
                                              ==========        ==========

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Following is a discussion of the principal factors that affected the Company's results of operations for the three months ended March 31, 2004 and 2003.

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

     Looking forward, our immediate challenge is to increase our geographic area and continue to improve our operating efficiencies while controlling costs so we can generate profitability and positive cash flow and strengthen our balance sheet. Cash remains tight, but as a result of new credit disciplines we have significantly reduced bad debt write-offs. 2004 started very slowly due to weather, which prevented us from quarrying stone all winter. However, we have ample saleable inventory on hand, more that we have had in several years going into the season. We judiciously invested in new equipment for the quarry in 2003 that we expect will improve productivity and reduce operating costs. The market continues to be soft, but we are cautiously optimistic. With our new architectural brochure and dealer catalog, new outside representatives and our sales team we are positioned to more actively pursue new business. If architectural project opportunities materialize as anticipated, we believe we can increase sales 25-30% over 2003 levels. We are confident we could handle such an increase in volume without adding to staff, assuming the workflow is reasonably spread out. At these higher volumes, we should be able to produce a profit in 2004.

2004 COMPARED TO 2003

     Sales increased $109,268, or 34%, from 2003 due to the closure of the Amherst Stone distribution business. Unusually cold weather in early 2004 adversely impacted our ability to pull stone from the quarry for the first quarter of 2004. Being more selective in choosing jobs with higher profit potential and focusing on selling products that we produced from our own raw materials increased our opportunity for profitablility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

2004 COMPARED TO 2003 (CONTINUED)

     Gross profit, as a percentage of sales, increased to 15% in 2004 compared to a negative 110% in the first quarter of 2003 due to choosing jobs with higher profit potential combined with cost reduction and productivity improvement programs.

     Selling and administrative expenses decreased $35,942 or 16% in 2004 from 2003, primarily due to cost reduction actions and the elimination of non-value added activities.

     Interest expense increased $6,456 or 15% in 2004 compared to 2003 due primarily to increased average borrowing levels in 2004.

     We did not record a benefit for income taxes in 2004. We have $6,500,000 of unused net operating loss carryforwards that may be applied against future taxable income. These carryforwards expire in various amount from 2007 through 2023. Our ability to use the carryforwards will depend upon generating taxable income in the future. There are no assurances that we will be profitable in the future, and as a result we did not reflect a tax benefit in 2003 from the net loss.

     The net loss in 2004 of $160,602 was significantly less than the net loss in 2003 of $616,229. The main drivers were significantly improved gross profit margins combined with significantly lower selling and administrative expenses, as previously discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. We evaluate the accounting policies and estimates we use to prepare financial statements, which we believe to be reasonable under the relevant circumstances. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. For additional information regarding our accounting policies, see Note 1 to the consolidated financial statements included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

CONTINGENCIES

     We are subject to various investigations, claims, and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings, and any liability that is judged to be probable and estimable, has been accrued. Any potential liability not accrued is not currently expected to have a material effect on our future financial position, results of operation or cash flows.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS
(ALL "CASH FLOWS" AMOUNTS IN THOUSANDS)

                                       Three Months Ended
                                             March 31,
                                      --------------------
                                        2003         2002
                                      -------      -------
Operating activities                  $ (138)      $ (158)
Investing activities                     (47)          10
Financing activities                      (2)         168

     Cash used by operating activities in 2004 was $138. The net loss of $160 included depreciation and amortization of $107. Major uses of cash were a $195 increase in accounts receivable and $25 decrease in accounts payable. Major sources of cash were a $117 increase in accrued expenses and a $25 decrease in inventory.

     Cash used by operating activities in 2003 was $158. The net loss of $616 included depreciation and amortization of $107. Major sources of cash were a $25 decrease in accounts receivable, a $83 decrease in inventory, a $30 decrease in prepaid expenses and a $57 increase in payables. Major uses of cash was a $77 decrease in accrued expenses.

     Cash used by investing activities in 2004 was $47 to purchase equipment primarily to improve productivity.

     Cash used by investing activities in 2003 was $158 to purchase equipment to improve productivity.

     Cash used in financing activities in 2004 was $2. Cash was used to repay long term debt.

     Cash provided by financing activities in 2003 was $10. Borrowings were from an unsecured note payable to Roulston Venture Capital L.P., a significant shareholder.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004 we had cash totaling $97,001. During 2003 we had a line of credit with maximum borrowings of $500. This line of credit was paid off and closed before December 31, 2003.

     As of March 31, 2004 our current portion of long-term debt was $1,503,855, which represents the principal portion of our debt that is due to be repaid by March 31, 2005. These debt maturities will need to be extended or refinanced during 2004, in order for us to be able to continue to fund operations and meet our obligations. Profitable operations for the remainder of 2004 will be an important factor in helping us to extend or refinance these obligations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital spending for the rest of 2004 is currently estimated at between $50,000 and $100,000 primarily for equipment needed to maintain operations.

     At March 31, 2004 none of our borrowing arrangements contained financial covenants, and we do not believe we were we subject to any unsatisfied judgments, liens or settlement obligations.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     In this quarterly report, statements that do not report financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. Words are used such as "anticipate", "estimate", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with the discussion of future operating of financial performance. In particular, these include statements relating to future actions; prospective changes in manufacturing costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results.

         Factors that could cause actual results to differ materially include, but are not limited to: (1) general economic, business and market conditions,
(2) actions by competitors, (3) the success of advertising or promotional efforts, (4) trends within the building construction industry, (5) the existence or absence of adverse publicity, (6) changes in relationships with the Company's major customers or in the financial condition of those customers, (7) equipment and operational problems, and (8) the adequacy of the Company's financial resources and the availability and terms of any additional capital.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS (CONTINUED)

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on April 21, 2004. At the Annual Meeting, the Company's stockholders elected the following persons to serve as Directors of the Company for terms of one year or until their successors are duly elected and qualified. Votes were cast as follows:

                                         WITHHOLD
  DIRECTOR NOMIEE          FOR          AUTHORITY    ABSTAIN
 ----------------          ---          ---------    -------
Enzo Costantino         1,523,894           0         712
Glen Gasparini          1,523,894           0         712
John R. Male            1,252,394           0         212
Michael J. Meier        1,523,894           0         712
Timothy I. Panzica      1,524,394           0         212
Thomas H. Roulston II   1,523,894           0         712
Louis Stokes            1,523,994           0         612

     No additional proposals were voted upon at the Annual Meeting.

     For a description of the bases used in tabulating the above-references votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 10.1    Subordinated debenture issued to Independence Bank on
                April 5, 2004

Exhibit 31 Certification of principal officer and principal financial officer

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

                         American Stone Industries, Inc.
                         -------------------------------
                                  (Registrant)

Date: May 12, 2004                          /s/ Russell Ciphers, Sr.
                                            ------------------------------------
                                            Russell Ciphers, Sr., President and
                                            Chief Executive Officer (Principal
                                            Executive Officer and Principal
                                            Financial Officer)