Form 10QSB
period 2004-06-30
AMERICAN STONE INDUSTRIES INC
filed 2004-08-16
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                   For the quarterly period ended June 30, 2004

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from           to
                                                          ----------   --------

                                              Commission file number  0-22375

                         American Stone Industries, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                  13-3704099
-------------------------------           ---------------------------------
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

                       8705 Quarry Road, Amherst, OH 44001
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2004:

     2,002,021

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
   Condensed Consolidated Balance Sheets
         June 30, 2004 and December 31, 2003...........................      1

   Condensed Consolidated Statements of Income
         Three and Six Months Ended June 30, 2004 and 2003.............      2

   Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2004 and 2003.......................      3

   Notes to Condensed Consolidated Financial Statements................      4

   Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............      7

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................     12

Signatures.............................................................     13

                         AMERICAN STONE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      December 31,
                                                                                 2004           2003
                                                                             -----------     -----------
                                                                             (Unaudited)      (Audited)
                                                 ASSETS

Current Assets
   Cash                                                                      $   274,437     $   284,238
   Accounts receivable                                                           214,245         160,303
   Inventory                                                                     755,135         837,438
   Prepaid expenses                                                                8,400           2,700
                                                                             -----------     -----------
      Total Current Assets                                                     1,252,217       1,284,679
                                                                             -----------     -----------

Property, Plant and Equipment, Net - At Cost                                   3,062,384       3,243,693
                                                                             -----------     -----------

Other Assets                                                                      51,727          44,225
                                                                             -----------     -----------

                                                                             $ 4,366,328     $ 4,572,597
                                                                             ===========     ===========
                                               LIABILITIES

Current Liabilities
   Current portion of notes payable                                            1,373,407       1,505,850
   Accounts payable                                                              166,219         516,345
   Accrued liabilities                                                           337,398         188,315
                                                                             -----------     -----------
      Total Current Liabilities                                                1,877,024       2,210,510
                                                                             -----------     -----------

Long Term Liabilities                                                          1,300,000       1,300,000
                                                                             -----------     -----------
                                          SHAREHOLDERS' EQUITY

Common Stock, $.001 par value,
   20 million shares authorized
   1,939,169 issued and outstanding                                                1,939           1,939
Additional capital                                                             4,829,708       4,829,708
Retained earnings (deficit)                                                   (3,642,343)     (3,769,560)
                                                                             -----------     -----------
                                                                               1,189,304       1,062,087
                                                                             -----------     -----------

                                                                             $ 4,366,328     $ 4,572,597
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

                         AMERICAN STONE INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                            -------------------------   ---------------------------
                                                2004         2003          2004            2003
                                            (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
Net Sales                                   $ 736,101     $ 761,215     $ 1,166,904     $ 1,082,750

Cost of Sales                                 411,287       456,930         778,222       1,131,312
                                            ---------     ---------     -----------     -----------
Gross Profit                                  324,814       304,285         388,682         (48,562)

Selling, General and Administrative
   Expenses                                   156,849       182,547         342,725         404,365
                                            ---------     ---------     -----------     -----------
Income (Loss) From Operations                 167,965       121,738          45,957        (452,927)
                                            ---------     ---------     -----------     -----------
Other Income (Expense)
   Interest income                                612             5             612              37
   Interest expense                           (49,836)      (41,189)        (98,400)        (83,297)
   Sale of option to sell land                125,000           -0-         125,000             -0-
   Other income                                43,528         2,975          53,498           8,668
   Gain/(loss) on sale of assets                  550           -0-             550          (5,181)
                                            ---------     ---------     -----------     -----------
                                              119,854       (38,209)         81,260         (79,773)
                                            ---------     ---------     -----------     -----------
Income (Loss) Before Income Taxes             287,819        83,529         127,217        (532,700)

Provision For (Recovery of) Income Taxes          -0-           -0-             -0-             -0-
                                            ---------     ---------     -----------     -----------
Net Income/(Loss)                           $ 287,819     $  83,529     $   127,217     $  (532,700)
                                            =========     =========     ===========     ===========
Net Income (Loss) Per Common Share
   Basic                                    $     .15     $     .05     $       .07     $      (.27)
                                            =========     =========     ===========     ===========
   Diluted                                  $     .14     $     .04     $       .06     $      (.27)
                                            =========     =========     ===========     ===========

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                       2004          2003
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)
Cash Flow From Operating Activities
   Net income/(loss)                                $ 127,217     $(532,700)
   Noncash items included in income:
      Depreciation and amortization                   192,426       213,800
      (Gain)/loss on sale of fixed assets                (550)        5,181
   Changes in assets and liabilities:
      Accounts receivable                             (53,942)      165,247
      Inventory                                        82,303        78,458
      Prepaid expenses                                (13,202)       33,417
      Accounts payable - trade                       (350,126)     (193,891)
      Accrued expenses                                149,083       122,982
                                                    ---------     ---------
Net Cash From (Used In) Operating Activities          133,209      (107,506)

Cash Flows From Investing Activities                  (10,567)      (39,002)

Cash Flows From Financing Activities                 (132,443)      375,304
                                                    ---------     ---------
Net (Decrease) Increase in Cash                        (9,801)      228,796

Cash - Beginning of Period                            284,238         5,697
                                                    ---------     ---------
Cash - End of Period                                $ 274,437     $ 234,493
                                                    =========     =========
Supplemental Disclosure of Cash Flows
   Information
      Interest paid                                 $  50,900     $  83,500
      Income taxes paid                             $     -0-     $     -0-

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

      The Company and its subsidiary operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

      Following is the information regarding the Company's sales by geographic location.

                                                                     Six Months Ended June 30,
                                                                2004                     2003
                                                            ----------------         ----------------
Net sales, including geographic transfers
   United States                                            $      1,123,317         $        950,760
   Canada                                                             43,587                  131,990
                                                            ----------------         ----------------
                                                            $      1,166,904         $      1,082,750
                                                            ================         ================

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

      Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 1.69% and 1.18% for 2004 and 2003, respectively, and expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for the second quarter of 2004 and 2003.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE C - STOCK OPTION PLANS (CONTINUED)

                                                       June 30,
                                                   2004          2003
                                               -----------     ---------
Net income/(loss), as reported                 $   127,217     $(532,700)
Deduct: (Loss), Total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards, net of tax effects                  (109,199)      (22,839)
                                               -----------     ---------
Pro forma net income/(loss)                    $    18,018     $(555,539)
                                               ===========     =========
Earnings (loss) per share:
     Basic - as reported                       $       .07     $    (.27)
                                               ===========     =========
     Basic - pro forma                         $       .01     $    (.29)
                                               ===========     =========
     Diluted - as reported                     $       .06     $    (.27)
                                               ===========     =========
     Diluted - pro forma                       $       .01     $    (.29)
                                               ===========     =========

NOTE D - OPTION AGREEMENT

      The Company owns approximately 1,100 acres of land in Northern Ohio. On May 24, 2004, American Stone Corporation executed an option agreement with Trans European Securities International LLP, "Trans European", under which Trans European acquired an option to purchase approximately 900 acres of American Stone's real estate located in Lorain County, Ohio, for a purchase price of $23,740,000.

      The property has frontage on State Route 113 and Quarry Road. It is approximately three miles from the Ohio Turnpike with access at Baumhart Road, Route 58 and Route 57. Under the terms of the agreement, Trans European has an option for a period of 15 months to purchase the real estate. To acquire the option, Trans European will pay American Stone $250,000: $125,000 paid on May 29, 2004 and $125,000 to be paid February 18, 2005. If the second payment is not made the option will expire.

      Upon the exercise of the option, Trans European has agreed to purchase the real estate and pay to American Stone: $5,000,000 within 30 days of the exercise, or the expiration of the option period, whichever is later; $10,000,000 one year later; and the balance of the purchase price, or $8,490,000 on the second anniversary of the closing date. In addition to the purchase price noted above, Trans European has agreed to share with American Stone a portion of its earnings that would relate to other than residential sales of the real estate. The sales of this portion of American Stone's real estate will not interfere with any of American Stone's existing or planned stone quarrying or processing operations. American Stone and Cleveland Quarries will continue to operate in all respects as they have previous to the transaction on their remaining acres of land not included in the option.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE E - SUBSEQUENT EVENT

      On July 1, 2004, $220,000 of unsecured Convertible Subordinated Promissory Notes were converted to 62,582 shares of Company common stock in accordance with terms of the notes.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Following is a discussion of the principal factors that affected the Company's results of operations for the three months and the six months ended June 30, 2004 and 2003.

COMPANY OVERVIEW AND OUTLOOK

   American Stone Industries, Inc. is a holding company that mines and sells stone primarily for the building stone market through its wholly-owned subsidiary, American Stone Corporation. American Stone Corporation owns and operates the Cleveland Quarries in Amherst, Ohio. We produce dimensional stone which is cut to size as specified in architectural designs and used in commercial and government buildings as well as in all classes of residential homes. The value of Berea Sandstone adds greatly to all types of landscaping designs and pools, as well. We also produce construction stone, which is primarily used for road base, back fill and erosion control.

   In January 2001, we created Amherst Stone at Cleveland Quarries, Inc., a wholly-owned subsidiary, to distribute our stone and other natural stone products directly to northern Ohio builders and landscapers. In December 2002 we decided to close Amherst Stone and consolidate the remaining activities into American Stone Corporation.

   Looking forward, our goals include increasing our niche marketing area, adding new equipment, and carrying block and finished slab inventory. We plan to increase our niche by adding new outside marketing representatives to cover the entire United States. With our new architectural brochure and dealer catalog, new outside representatives and our sales team we are positioned to more actively pursue new business. The addition of a second block saw and a second new polisher will better equip us to meet peak demands that the new business will produce. Quarry work has been difficult in 2004 due to the significant amount of rainfall we have received which stops quarrying activity. However, our expectation is to have 40,000-50,000 cubic feet of block in inventory before the seasonal quarry closure, as well as 30 to 60 days' supply of finished slab. This will give us a favorable position to continue meeting order requirements through the colder months so that we are in good position when our busy season begins in the spring.

2004 COMPARED TO 2003

   For the second quarter of 2004, sales decreased $25,114, or 3%, from 2003 due primarily to the closure of the Amherst Stone distribution business. Unusually cold weather in early 2004 adversely affected our ability to pull stone from the quarry for the first quarter of 2004. Being more selective in choosing jobs with higher profit potential and focusing on selling products that we produced from our own raw materials increased our opportunity for profitability. For the six months ended June 30, 2004, sales increased $84,514, or 8% from 2003.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

2004 COMPARED TO 2003 (CONTINUED)

   Gross profit as a percentage of net sales improved to 44% in the second quarter of 2004 compared with 40% in the same period a year ago. The improvement was due to operating efficiencies and management's focus on only producing products that it is confident the Company can manufacture and deliver at a profit. Gross profit percentage for the six months ended June 30, 2004, was 33% compared with to a negative gross profit margin of 4% for the first six months of 2003. The unfavorable result in 2003 was due primarily to the unusually harsh winter weather that closed the Company's quarries from January through mid-March 2003.

   Selling, general and administrative (SG&A) expenses were $156,849 in the second quarter of 2004, a 14% decrease compared with SG&A expenses of $182,547 in the same period of 2003. The decrease was due to management efficiencies, cost reductions and lower sales. As a percentage of net sales, SG&A expenses decreased to 21% in the second quarter of 2004 compared with 24% in the second quarter of 2003 as a result of lower costs in the most recent quarter. For the six months ended June 30, 2004, SG&A expenses as a percentage of net sales were 29% compared to 37% for the same period in 2003. The decrease was due to increased sales levels, cost reductions and debt forgiveness in the first six months of 2004 compared with the first six months of 2003.

   Interest expense increased $15,103 or 18% for the six months ended 2004 compared to 2003 due primarily to increased average borrowing levels in 2004. In addition the Company sold an option to sell land and recognized $125,000 of income in the second quarter of 2004.

   We did not record a provision for income taxes in 2004. We have $6,500,000 of unused net operating loss carryforwards that may be applied against future taxable income. These carryforwards expire in various amount from 2007 through 2023. Our ability to use the carryforwards will depend upon generating taxable income in the future. There are no assurances that we will be profitable in the future, and as a result we did not reflect a tax benefit in 2003 from the net loss.

   The net income for the six months ended June 30, 2004 of $127,216 was significantly greater than the net loss in 2003 of $532,700. The net income for the second quarter of 2004 was $287,819 compared to a loss of $83,529 for the second quarter of 2003. The main drivers were improved gross profit margins combined with lower selling and administrative expenses, as previously discussed.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

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

CASH FLOWS
(ALL "CASH FLOWS" AMOUNTS IN THOUSANDS)

                                                    Six Months Ended
                                                        June 30,
                                               -------------------------
                                                   2004          2003
                                               -----------     ---------
Operating activities                           $    133        $ (107)
Investing activities                                (10)          (39)
Financing activities                               (132)          375

   Cash from operating activities in 2004 was $133. The net income of $127 included depreciation and amortization of $219. Major uses of cash were a $54 increase in accounts receivable and $350 decrease in accounts payable. Major sources of cash were a $149 increase in accrued expenses, an $82 decrease in inventory, and the sale of option to purchase land for $125.

   Cash used by operating activities in 2003 was $108. The net loss of $533 included depreciation and amortization of $214. Major sources of cash were a $165 decrease in accounts receivable, a $78 decrease in inventory, $33 decrease in prepaid expenses, and an increase of $123 in accrued expenses. The major use of cash was a $194 decrease in accounts payable.

   Cash used by investing activities in 2004 was $11 to purchase equipment to improve productivity.

   Cash used by investing activities in 2003 was $39 to purchase equipment to improve productivity.

   Cash used in financing activities in 2004 was $132. Cash was used to repay long term debt.

   Cash provided by financing activities in 2003 was $375. Borrowings were from an unsecured note payable to Roulston Venture Capital L.P., a significant shareholder.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2004 we had cash totaling $274,437. During 2003 we had a line of credit with maximum borrowings of $500,000. This line of credit was paid off and closed before December 31, 2003.

   As of June 30, 2004 our current portion of long-term debt was $1,373,407, which represents the principal portion of our debt that is due to be repaid by June 30, 2005. These debt maturities will need to be extended or refinanced during 2004 for us to be able to continue to fund operations and meet our obligations. Profitable operations for the remainder of 2004 will be an important factor in helping us to extend or refinance these obligations. Additionally, on July 1, 2004, $220,000 of notes payable were converted to 62,852 shares of common stock in accordance with the terms of the agreements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   Capital spending for the rest of 2004 is currently estimated at between $50,000 and $100,000, primarily for equipment needed to maintain operations.

   At June 30, 2004 none of our borrowing arrangements contained financial covenants, and we do not believe we were we subject to any unsatisfied judgments, liens or settlement obligations.

   We have experienced significant operating losses over the previous three years. As a result, we have had cash flow and liquidity problems. We have taken steps to reduce administrative overhead, employment levels and other expenses, have instituted strict controls over the granting of credit to customers and have put new sales policies and procedures into place. There can be no assurances that these measures will enable us to become profitable or achieve positive cash flow in the foreseeable future. We are also currently exploring additional long term funding sources, including debt placement, stock issuance and other alternatives. If Trans European exercises the option to purchase a portion of the company land, the proceeds of the option exercise will provide substantial liquidity to the Company. There can be no assurance, however, that Trans European will exercise the option or, if it does so, that the exercise will be timely in relation to the liquidity requirements of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 10.1      Option agreement with Trans European Securities International LLP
Exhibit 31        Certification of principal officer and principal financial officer
Exhibit 32        Section 1350 Certification

(b) Reports on Form 8-K

      An 8-K was filed on May 27, 2004 indicating that the Company entered into an option to sell land.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         American Stone Industries, Inc.
                                  (Registrant)

Date: August 10, 2004                        /s/ Russell Ciphers, Sr.
                                             ----------------------------------
                                             Russell Ciphers, Sr., President and
                                             Chief Executive Officer (Principal
                                             Executive Officer and Principal
                                             Financial Officer)