Form 10QSB
period 2004-09-30
AMERICAN STONE INDUSTRIES INC
filed 2004-11-12
CIK 907033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 3, 2004:

2,032,021

                                      INDEX

                         AMERICAN STONE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003...........................      1
   Condensed Consolidated Statements of Income Three and Nine Months Ended September 30, 2004 and 2003......      2
   Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003............      3
   Notes to Condensed Consolidated Financial Statements.....................................................      4
   Management's Discussion and Analysis of Financial Condition and Results of Operations....................      7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................................................     12
Signatures..................................................................................................     13

                         AMERICAN STONE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,    December 31,
                                                                                       2004             2003
                                                                                   -------------    -------------
                                                                                    (Unaudited)       (Audited)
                                     ASSETS
Current Assets
   Cash                                                                            $     934,261    $     284,238
   Accounts receivable                                                                   160,020          160,303
   Inventory                                                                             712,435          837,438
   Prepaid expenses                                                                       24,441            2,700
                                                                                   -------------    -------------
     Total Current Assets                                                              1,831,157        1,284,679
                                                                                   -------------    -------------
Property, Plant and Equipment, Net - At Cost                                           3,049,832        3,243,693
                                                                                   -------------    -------------
Other Assets                                                                              51,727           44,225
                                                                                   -------------    -------------
                                                                                   $   4,932,716    $   4,572,597
                                                                                   =============    =============
                                   LIABILITIES

Current Liabilities
   Current portion of notes payable                                                $      34,492    $   1,505,850
   Accounts payable                                                                      180,505          516,345
   Accrued liabilities                                                                   272,593          188,315
                                                                                   -------------    -------------
     Total Current Liabilities                                                           487,590        2,210,510
                                                                                   -------------    -------------
Long Term Liabilities                                                                  2,811,297        1,300,000
                                                                                   -------------    -------------
                                 SHAREHOLDERS' EQUITY

Common Stock, $.001 par value,
 20 million shares authorized
 2,032,021 issued and outstanding at                                                       2,032            1,939
 September 30, 2004, 1,939,169 at                                                      5,199,597        4,829,708
 December 31, 2003                                                                    (3,567,800)      (3,769,560)
Additional capital                                                                 -------------    -------------
                                                                                       1,633,829        1,062,087
Retained earnings (deficit)                                                        -------------    -------------
                                                                                   $   4,932,716    $   4,572,597
                                                                                   =============    =============


Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                               Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                           --------------------------    --------------------------
                                              2004           2003           2004           2003
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                           -----------    -----------    -----------    -----------
Net Sales                                  $   744,681    $   590,183    $ 1,911,585    $ 1,672,933

Cost of Sales                                  448,160        490,363      1,226,382      1,621,675
                                           -----------    -----------    -----------    -----------
Gross Profit                                   296,521         99,820        685,203         51,258

Selling, General and Administrative
   Expenses                                    172,858        165,716        515,583        570,081
                                           -----------    -----------    -----------    -----------
Income (Loss) From Operations                  123,663        (65,896)       169,620       (518,823)
                                           -----------    -----------    -----------    -----------
Other Income (Expense)
   Interest income                                 581            -0-          1,193             37
   Interest expense                            (50,660)       (41,070)      (149,060)      (124,367)
   Sale of option to sell land                     -0-            -0-        125,000            -0-
   Other income                                    919          6,030         54,417         11,723
   Gain/(loss) on sale of assets                    40         (1,317)           590         (3,523)
                                           -----------    -----------    -----------    -----------
                                               (49,120)       (36,357)        32,140       (116,130)
                                           -----------    -----------    -----------    -----------
Income (Loss) Before Income Taxes               74,543       (102,253)       201,760       (634,953)

Provision For (Recovery of) Income Taxes           -0-            -0-            -0-            -0-
                                           -----------    -----------    -----------    -----------
Net Income/(Loss)                          $    74,543    $  (102,253)   $   201,760    $  (634,953)
                                           ===========    ===========    ===========    ===========
Net Income (Loss) Per Common Share
   Basic                                   $       .04    $      (.05)   $       .10    $      (.33)
                                           ===========    ===========    ===========    ===========
   Diluted                                 $       .04    $      (.05)   $       .10    $      (.33)
                                           ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                  2004           2003
                                               -----------    -----------
                                               (Unaudited)    (Unaudited)
Cash Flow From Operating Activities
   Net income/(loss)                           $   201,760    $  (634,953)
   Noncash items included in income:
     Depreciation and amortization                 296,162        309,441
     (Gain)/loss on sale of fixed assets              (590)         3,523
   Changes in assets and liabilities:
     Accounts receivable                               283        200,602
     Inventory                                     125,003         84,457
     Prepaid expenses                              (29,243)        21,803
     Accounts payable - trade                     (335,840)      (213,581)
     Accrued expenses                               84,278         19,965
                                               -----------    -----------
Net Cash From (Used In) Operating Activities       341,813       (208,743)

Cash Flows Used In Investing Activities           (101,711)       (24,337)

Cash Flows From Financing Activities               409,921        366,272
                                               -----------    -----------
Net Increase in Cash                               650,023        133,192

Cash - Beginning of Period                         284,238          5,697
                                               -----------    -----------
Cash - End of Period                           $   934,261    $   138,889
                                               ===========    ===========
Supplemental Disclosure of Cash Flows
   Information

     Interest paid                             $   149,060    $   124,367
     Income taxes paid                         $       -0-    $       -0-

Non Cash Investing and Financing Activities

         On July 1, 2004, $220,000 of notes payable was converted to 62,852 shares of common stock. On September 30, 2004 an additional $150,000 of notes payable was converted to 30,000 shares of common stock. Both stock conversions were at the election of the holders in accordance with the terms of the notes.

           See notes to condensed consolidated financial statements.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Stone Industries, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE B - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

      The Company and its subsidiary operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction industry.

      Following is the information regarding the Company's sales by geographic location.

                                              Nine Months Ended September 30,
                                                  2004               2003
                                            ----------------   ----------------
Net sales, including geographic transfers
   United States                            $      1,854,740   $      1,515,829
   Canada                                             56,845            157,104
                                            ----------------   ----------------
                                            $      1,911,585   $      1,672,933
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

      Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate of 2.00% and 1.03% for 2004 and 2003, respectively, and expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for the third quarter of 2004 and 2003.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE C - STOCK OPTION PLANS (CONTINUED)

                                                    September 30,
                                                 2004           2003
                                              -----------    -----------
Net income/(loss), as reported                $   201,760    $  (634,953)
Deduct:  (Loss), Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of tax effects                  (141,080)       (34,257)
                                              -----------    -----------
Pro forma net income/(loss)                   $    60,680    $  (669,210)
                                              ===========    ===========
Earnings (loss) per share:
     Basic - as reported                      $       .10    $      (.33)
                                              ===========    ===========
     Basic - pro forma                        $       .03    $      (.35)
                                              ===========    ===========
     Diluted - as reported                    $       .10    $      (.33)
                                              ===========    ===========
     Diluted - pro forma                      $       .03    $      (.35)
                                              ===========    ===========



NOTE D - OPTION AGREEMENT

      The Company owns approximately 1,100 acres of land in Northern Ohio. On May 24, 2004, American Stone Corporation, the operating subsidiary of the Company, executed an option agreement with Trans European Securities International LLP, ("Trans European"), under which Trans European acquired an option to purchase approximately 900 acres of American Stone's real estate located in Lorain County, Ohio, for a purchase price of $23,740,000.

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

      Upon the exercise of the option, Trans European has agreed to purchase the real estate and pay to American Stone: $5,000,000 within 30 days of the exercise or the expiration of the option period, whichever is later; $10,000,000 one year later; and the balance of the purchase price, or $8,490,000 on the second anniversary of the closing date. In addition to the purchase price noted above, Trans European has agreed to share with American Stone a portion of its earnings that would relate to other than residential sales of the real estate. The sale of this portion of American Stone's real estate will not interfere with any of American Stone's existing or planned stone quarrying or processing operations. American Stone will continue to operate Cleveland Quarries in all respects as it has previous to the transaction on their remaining acres of land not included in the option.

                         AMERICAN STONE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE E - STOCKHOLDER'S EQUITY

      On July 1, 2004, $220,000 of notes payable was converted to 62,852 shares of common stock. On September 30, 2004 an additional $150,000 of notes payable was converted to 30,000 shares of common stock. Both stock conversions were at the election of the holders in accordance with the terms of the notes.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Following is a discussion of the principal factors that affected the Company's results of operations for the three months and the nine months ended September 30, 2004 and 2003.

COMPANY OVERVIEW AND OUTLOOK

   American Stone Industries, Inc. is a holding company that mines and sells stone primarily for the building stone market through its wholly-owned subsidiary, American Stone Corporation. American Stone Corporation owns and operates the Cleveland Quarries in Amherst, Ohio. We produce sandstone slabs and dimensional stone which are cut to size as specified in architectural designs and used in commercial and government buildings as well as in all classes of residential homes. The value of Berea Sandstone adds greatly to all types of landscaping designs and pools, as well.

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

2004 COMPARED TO 2003

   For the third quarter of 2004, sales increased $154,498, or 26%, from 2003 due to better delivery and customer demands. Unusually cold weather in early 2004 adversely affected our ability to pull stone from the quarry for the first quarter of 2004. For the nine months ended September 30, 2004, sales increased $238,652, or 14% from 2003. We achieved these increases in sales despite being more selective in choosing jobs with higher profit potential and focusing on selling products that we produced from our own raw materials in an effort to increase our opportunity for profitability.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

2004 COMPARED TO 2003 (CONTINUED)

   Gross profit as a percentage of net sales improved to 40% in the third quarter of 2004 compared with 17% in the same period a year ago. The improvement was due to operating efficiencies and management's focus on only producing products that it is confident the Company can manufacture and deliver at a profit. Gross profit percentage for the nine months ended September 30, 2004, was 36% compared with gross profit margin of 3% for the first nine months of 2003. The unfavorable result in 2003 was due primarily to the unusually harsh winter weather that closed the Company's quarries from January through mid-March 2003.

   Selling, general and administrative (SG&A) expenses were $172,858 in the third quarter of 2004, a 4% increase compared with SG&A expenses of $165,716 in the same period of 2003. The increase was due to an increase in sales volume. As a percentage of net sales, SG&A expenses decreased to 23% in the third quarter of 2004 compared with 28% in the third quarter of 2003 as a result of lower increment cost as compared to the increase in sales in the most recent quarter. For the nine months ended September 30, 2004, SG&A expenses as a percentage of net sales were 28% compared to 34% for the same period in 2003. The decrease was due to increased sales levels, cost reductions and debt forgiveness in the first nine months of 2004 compared with the first nine months of 2003.

   Net other income/expense fluctuated for the nine months ended September 30, 2004 compared to 2003 primarily due to the Company selling an option to sell land and recognizing $125,000 of income from it in the second quarter of 2004.

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

   The net income for the nine months ended September 30, 2004 of $201,760 is a significant improvement over the net loss in 2003 of $634,953. The net income for the third quarter of 2004 was $74,543 compared to a loss of $102,253 for the third quarter of 2003. The main drivers were improved gross profit margins combined with lower SG&A expenses, as previously discussed.

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

CASH FLOWS
(ALL "CASH FLOWS" AMOUNTS IN THOUSANDS)

                        Nine Months Ended
                         September 30,
                       --------------------
                         2004        2003
                       --------    --------
Operating activities   $    341    $   (208)
Investing activities       (102)        (24)
Financing activities        410         366

   Cash from operating activities in 2004 was $341. The net income of $201 included depreciation and amortization of $296. Major uses of cash were a $29 increase in prepaid expenses, and a $336 decrease in accounts payable. Major sources, of cash were a $125 decrease in inventory and a $84 increase in accrued expenses.

   Cash used by operating activities in 2003 was $208. The net loss of $635 included depreciation and amortization of $309. Major sources of cash were a $201 decrease in accounts receivable, an $84 decrease in inventory, a $22 decrease in prepaid expenses, and an increase of $20 in accrued expenses. The major use of cash was a $214 decrease in accounts payable.

   Cash used by investing activities in 2004 was $102 to purchase equipment to improve productivity.

   Cash used by investing activities in 2003 was $24 to purchase equipment to improve productivity.

   Cash provided by financing activities in 2004 was $410. Borrowings include a secured note payable to BRM Quarry Co., LLC.

   Cash provided by financing activities in 2003 was $366. Borrowings were from an unsecured note payable to Roulston Venture Capital L.P., a significant shareholder.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 2004 we had cash totaling $934,261. During 2003 we had a line of credit with maximum borrowings of $500,000. This line of credit was paid off and closed before December 31, 2003.

   As of September 30, 2004 our current portion of long-term debt was $34,492, which represents the principal portion of our debt that is due to be repaid by September 30, 2005. Profitable operations for the remainder of 2004 will be an important factor in helping us to extend or refinance these obligations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   Capital spending for the rest of 2004 is currently estimated at between $50,000 and $100,000, primarily for equipment needed to maintain operations.

   At September 30, 2004 none of our borrowing arrangements contained financial covenants, and we do not believe we were subject to any unsatisfied judgments, liens or settlement obligations.

   Additionally on October 1, 2004 the Company renegotiated the $900,000 loan to Madison/Route 20, LLC and extending its due date to October 13, 2005.

   We have experienced significant operating losses over the previous three years. As a result, we have had cash flow and liquidity problems. We have taken steps to reduce administrative overhead, employment levels and other expenses, have instituted strict controls over the granting of credit to customers and have put new sales policies and procedures into place. There can be no assurances that these measures will enable us to become profitable or achieve positive cash flow in the foreseeable future. We are also currently exploring additional long term funding sources, including debt placement, stock issuance and other alternatives. If Trans European exercises the option to purchase a portion of the Company's land, the proceeds of the option exercise will provide substantial liquidity to the Company. There can be no assurance, however, that Trans European will exercise the option or, if it does so, that the exercise will be timely in relation to the liquidity requirements of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibit 10.1       Loan Agreement with Madison/Route 20, LLC

    Exhibit 10.2       Loan Agreement with BRM Quarry Co., LLC

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

                         American Stone Industries, Inc.
                                  (Registrant)

Date: November 6, 2004             /s/ Russell Ciphers, Sr.
                                   --------------------------------------------
                                   Russell Ciphers, Sr., President and
                                   Chief Executive Officer (Principal
                                   Executive Officer and Principal
                                   Financial Officer)