Form 10KSB
period 2004-12-31
AMERICAN STONE INDUSTRIES INC
filed 2005-03-31
CIK 907033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
      (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
      incorporation or Organization)

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

      Yes [X] [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year: $2,399,098

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 28, 2005 was approximately $6,250,750, computed on the basis of the last reported sale price per share ($6.60 reported on March 18, 2005) of such stock on the OTC Bulletin Board. For purposes of this information, shares of Common Stock that were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate by check mark whether the Registrant is an accelerated filer as (defined in Rule 12b-2 of the Act). Yes [ ] [X]

      The number of shares of the Registrant's Common Stock outstanding as of March 9, 2005 was 2,032,021.

                       DOCUMENTS INCORPORATED BY REFERENCE

             FORM 10-KSB REFERENCE                         DOCUMENTS
             ---------------------                         ---------
      Part III (Items 9, 10, 11, 12 and 14)        Portions of the Registrant's
                                                   Definitive Proxy Statement to
                                                   be used in connection with
                                                   its Annual Meeting of
                                                   Stockholders to be held on
                                                   April 20, 2005.

      Except as otherwise stated, the information contained in this Form 10-KSB is as of December 31, 2004.

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

      The Company was incorporated in the State of Delaware on November 11, 1992. The Company acquired the operating assets of Cleveland Quarries, L.P. in February 1996, and thereafter began operating the 145-year old quarry situated near Amherst, Ohio known as the "Cleveland Sandstone Quarries" (the "Cleveland Quarries"). The Cleveland Quarries consist of estimated recoverable reserve deposits in excess of 300 million cubic feet located on over 975 acres of property. Management of the Company ("Management") believes, based upon various industry reports and surveys since the initial discovery in 1853, that the Cleveland Quarries are among the world's largest sandstone quarries.

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

The Business.

      The Company quarries and markets sandstone and manages the operation of the Cleveland Quarries. The Cleveland Quarries produce a type of sandstone that is known in the industry as "Berea Sandstone." For more than 100 years, sandstone from the Cleveland Quarries has been utilized widely in the United States and Canada in such projects as the following:

     FACILITY/BUILDING                  LOCATION                           DATE
     -----------------                  --------                           ----
The John Hancock Building         Boston, Mass. (U.S.A.)            1948
U.S. Post Office                  Cleveland, Ohio (U.S.A.)          1934
Parliament Building               Ottawa, Ontario (Canada)          1865 (rebuilt 1917)
City Hall                         Buffalo, New York (U.S.A.)        1930
U.S. Bankruptcy Court             Little Rock, Ark. (U.S.A.)        1918
Oberlin College Campus            Oberlin, Ohio (U.S.A.)            1885-1943
Osgoode Hall -- Law courts of     Toronto, Ontario (Canada)         1857
    Upper Canada
NHL Hockey Hall of Fame           Toronto, Ontario (Canada)         1885
County Courthouse                 Savannah, Ga. (U.S.A.)            1889
St.  James Cathedral              Toronto, Ontario (Canada)         1853
University of Pennsylvania        Philadelphia, Penn. (U.S.A.)      1874-1910
Oberlin College Science           Oberlin, Ohio (U.S.A.)            2001
    Building
University of Detroit, Mercy      Detroit, Michigan (U.S.A.)        2004
    College

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

Marketing Structure.

      The market for dimensional stone products is served by many more companies than those involved in production and installation. They include government agencies, distributors, marketing agencies, architectural and engineering firms and designers. The company that has the closest contact with the final consumer is often most responsible for the sale of stone products. These other companies are often more important to the stone producer than the stone itself. The illustration below indicates how many layers are potentially between the end-user and the companies involved in the four levels of the stone industry. The additional layers between end-user and producer require a sophisticated marketing department capable of dealing with these companies. The marketing department may use in-house employees for estimating and drafting functions or for strategic alliances with outside companies that perform these functions.

                           QUARRY TO END-USER

                                 Quarry

Secondary Processor                                     Primary Processor
                                Installer
                           General Contractor

Architect                                                     Distributor
                                Designer
                            Purchasing Agent
                                End-User

      For the period from 2000 to 2004, the Company's annual production of natural stone was as follows:

RAW STONE:                               (TONS)
----------                               ------
   2000                                  12,699
   2001                                  16,855
   2002                                  13,196
   2003                                  11,588
   2004                                   6,706

      Management currently intends to target the following areas:

      Building Stone:

           - Slabs      - Ashlar            - Landscaping      - Swimming Pool
           - Sills      - Patio Stone       - Tile                 Construction
           - Steps      - Wallstone         - Cutstone         - Restoration
                                                                   (Cut Stone)

      Specialty Products:

           - Cores (Oil & Gas Research)            - Grindstones
           - Breakwater Stone                      - Ornamental

Employees.

      The Company has approximately 31 full-time employees, of which approximately 24 are hourly. The average hourly wage of the quarry personnel is approximately $10.69 per hour. The quarries are situated in a geographic region that has a large labor pool, and Management does not believe that securing additional labor will be difficult or expensive. In Management's opinion, the Company has a positive relationship with its employees.

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

Marketing.

      The marketing of the Company's products from Ohio is primarily done through an in-house sales staff and outside sales representation. In addition, the Company is represented by distributors in the United States and Canada who deal directly with the end user by purchasing products from the Company at discounted rates and selling them to the end user at a markup.

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

Backlog.

      As of December 31, 2004, the Company's backlog of orders was $285,000 as compared to a backlog of $250,000 at December 31, 2003.

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

Research and Development.

      In the fiscal years ended December 31, 2004 and 2003, the Company did not make any research and development expenditures.

Methods of Distribution and Costs of Transportation.

      All of the Company's stone is shipped via flatbed truck F.O.B. at South Amherst.

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

      Usage for the past three years is as follows:

YEAR                 EXTRACTED CU. FT.                   SOLD CU. FT.
----                 -----------------                   ------------
2002                     272,000                           111,000
2003                     165,708                            89,787
2004                      95,899                           103,540

      Differences between cubic feet extracted and cubic feet sold are primarily the result of waste. The percentages of waste vary from year to year primarily because of differences in product mix. In 2004, the increase in cubic feet sold versus cubic feet extracted is related to the sale of stone extracted in previous years. At current usage rates, the reserves far exceed any reasonable expectation of depletion.

Buildings.

      The following is a list of the main buildings on the Lorain County property:

                                      YEAR
   BUILDING             SIZE S.F.     BUILT     CURRENT USE            FUTURE USE
   --------             ---------     -----     -----------            ----------
Mill No. 3               18,175       1946      Processing             Processing
Mill No. 6               45,000       1923      Closed                 None
Mill No. 8               44,165       1926      Gang Sawing            Gang Sawing
Office & Showroom        11,305       1900      Office & Showroom      Office & Showroom

Encumbrances.

      The Company's main parcel and the parcel in Erie County are subject to mortgages between the Company and Madison/Route 20 LLC in a loan amount of $900,000.

      In connection with the purchase of 150 acres of land in December 2002, the Company granted a mortgage to the seller securing a promissory note due November 21, 2007 in the original principal amount of $500,000 plus fifty percent (50%) of the difference between the fair market value of the property and the purchase price of $500,000. See Note 2 of Notes to Financial Statements.

      The Company's main parcel of land in Amherst Township (Lorain County) is subject to a note payable to BRM Quarry Co., LLC in a principal amount of $600,000 due June 25, 2007.

      In May 2004 the Company granted to an unrelated third party an option to purchase approximately 900 acres of land. See Note 9 of Notes to Financial Statements.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      The Company's Common Stock is currently traded in the over-the-counter market via the "Bulletin Board" maintained through the National Association of Securities Dealers, Inc. The trading symbol of the Common Stock is AMST.OB. The following table shows the high and low daily closing prices for the Company's Common Stock for each quarter of 2004 and 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

  YEAR ENDED
DECEMBER 31, 2003                      HIGH                    LOW
-----------------                      ----                   -----
First Quarter                          $7.25                  $3.40
Second Quarter                         $8.00                  $3.35
Third Quarter                          $8.00                  $4.80
Fourth Quarter                         $9.50                  $5.25

  YEAR ENDED
DECEMBER 31, 2004                      HIGH                    LOW
-----------------                      ----                   -----
First Quarter                          $9.50                  $9.00
Second Quarter                         $9.00                  $5.25
Third Quarter                          $9.00                  $8.50
Fourth Quarter                         $9.00                  $5.25

Holders and Dividends

      As of March 6, 2005, there were 87 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. The Company's ability to pay dividends is limited by the Company's credit facility and is directly related to the Company's future profitability and need for capital to support its growth.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as of the end of fiscal year 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                         NUMBER OF
                                                                         SECURITIES
                                                                         REMAINING
                                                                       AVAILABLE FOR
                                                                          FUTURE
                                    NUMBER OF           WEIGHTED-      ISSUANCE UNDER
                                  SECURITIES TO          AVERAGE          EQUITY
                                  BE ISSUED UPON      EXERCISE PRICE   COMPENSATION
                                   EXERCISE OF             OF             PLANS
                                   OUTSTANDING        OUTSTANDING       (EXCLUDING
                                     OPTIONS,            OPTIONS,        SECURITIES
                                  WARRANTS AND        WARRANTS AND     REFLECTED IN
PLAN CATEGORY                        RIGHTS              RIGHTS         COLUMN (a))
                                      (a)                  (b)              (c)
Equity compensation plans
approved by security holders          264,404            $  5.38          311,050

Equity compensation plans
not approved by security holders            0            $     0                0

TOTAL                                 264,404            $  5.38          311,050

Recent Sales of Unregistered Securities

      On July 1, 2004, each of several directors of the Company and other entities associated with directors of the Company exercised his or its right as holder of a promissory note of the Company dated April 30, 2003 (the "Convertible Notes") to convert the Convertible Notes into common stock of the Company at $3.50 per share, resulting in the issuance of 62,852 shares of common stock (the "Conversion Stock"). In all of these transactions, the Convertible Notes and the Conversion Stock were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act. The Convertible Notes and the Conversion Stock were issued without any general solicitation to persons not requiring the protections afforded by registration. No underwriting discounts or commissions were paid in connection with the issuance of the Convertible Notes or the Conversion Stock.

      On or about September 30 or October 1, 2004, Roulston Venture Limited Partnership exercised its right as a holder of a promissory note of the Company in the original principal amount of $150,000 (the "RVLP Convertible Note") to convert the RVLP Convertible Note into common stock of the Company at $5.00 per share, resulting in the issuance of 30,000 shares of common stock (the "RVLP Conversion Stock"). The RVLP Convertible Note and the RVLP Conversion Stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The RVLP Convertible Note and the RVLP Conversion Stock were issued without any general solicitation and were sold to a single institutional investor. No underwriting discounts or commissions were paid in connection with the issuance of the RVLP Convertible Note or the RVLP Conversion Stock.

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

      Our challenges in 2004 were, and they continue to be, to increase our sales base and continue to improve our operating efficiencies while controlling costs so we can generate profits and positive cash flow and strengthen our balance sheet. Cash remains tight, but as a result of some price increases, improvement in product mix, and continuing credit disciplines we have achieved a profit in fiscal year 2004. Fiscal year 2005 has started slowly due to the unusually severe winter weather conditions. The request to quote on our products thus far in 2005 has been strong and we are optimistic for the year ahead. We are planning a new building that would allow us to be fully operational twelve months a year.

RESULTS OF OPERATIONS
(all amounts in thousands)

      Following is a discussion of the principal factors that affected the Company's results of operations during each of the two most recent fiscal years. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

Results of Operations for Fiscal Year 2004 compared to Fiscal Year 2003

      Sales in 2004 were $2,399 for an increase of $171, or 7.6%, over 2003 fiscal year sales of $2,228. Sales increased primarily as a result of on time delivery and increased product quality. Product returns for our customers in 2004 were the lowest in company history.

      Gross profit in fiscal year 2004 was $683, an increase of $190, or 38.5%, over gross profit of $493 in fiscal year 2003. Gross profit margin for fiscal year 2004 was 28.5% compared to 22.1% for fiscal year 2003. This improvement in gross profit margin resulted primarily from price increases and improvements in product mix. In 2004 the Company focused on sales of larger slabs, for which margins are higher than detailed finish work.

      Selling and administrative expenses in fiscal year 2004 of $461 represent a decrease of $65, or 12.5%, compared to $527 in 2003. The 2004 expense figure includes the benefit of negotiated write-offs of various accounts payable, aggregating $187, and the 2003 expense figure includes a benefit from the forgiveness of debt of $223. Without the benefit of these write-offs, selling and administrative expenses would have been $648 in 2004 and $750 in 2003, reflecting a decrease in 2004 of 13.6% as compared to 2003.

      In fiscal year 2004 the Company recognized $125 from the sale to Trans European Securities International LLC of an option to purchase land. See Note 9 of the Notes to Financial Statements for a description of that transaction.

      Interest expense increased in fiscal year 2004 to $197 compared to $152. This increase of $45 or 29.6%, was primarily the result of increased average borrowing levels in 2004. This increase in borrowing levels was after giving effect to the conversion of a total of $370 in notes payable into common stock at the election of the holders of the notes pursuant to their terms.

      Although the Company had a profit before income taxes of $153 in fiscal year 2004, we did not record any income tax expense because of the availability of operating loss carryforwards. At December 31, 2004, the Company has unused operating loss carryforwards of approximately $6,300 that may be applied against future taxable income and expire in various amounts from 2007 to 2023. Our ability to benefit from the carryforwards will depend upon generating taxable income in the future.

      We achieved net income of $153 in fiscal year 2004 compared to a loss of $186 in 2003. The principal factors in this profit were the receipt of the $125,000 from the sale of the option and improvements in gross profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. We evaluate the accounting policies and estimates we use to prepare financial statements on an ongoing basis. We base our estimates on historical experience and assumptions believed to be reasonable under the relevant circumstances. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. For additional information regarding our accounting policies, see Note 1 to the Consolidated Financial Statements for the fiscal year ended December 31, 2004.

Goodwill.

      As of December 31, 2004, we had $26,661 of goodwill resulting from the acquisition of businesses. Effective January 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but is tested for impairment annually (we have selected November 15), or more often, if an event or circumstance indicates that an impairment loss may have occurred. In making goodwill impairment assessments, we compare the fair value of the company with the company's carrying value. If the fair value of the company exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of the company exceeds its fair value, an impairment loss is measured and recognized.

      As of November 15, 2004, our common stock's latest closing value was $8.00 per share and we had 2,032,021 shares outstanding. Therefore, our total market value, or fair value, was $16,256. The carrying value of the Company, represented by stockholders' equity at September 30, 2004, (the last information as reported on Form 10-QSB) was $1,634. Since the fair value exceeded the carrying value, we determined that goodwill was not impaired.

Land Depletion.

      Our estimate of land depletion is based on our estimate of remaining sandstone as determined from current and historical information. We evaluated the key factors and assumptions used to develop the land depletion estimate in determining that it is reasonable in relation to the financial statements taken as a whole.

Contingencies.

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

CASH FLOWS
(all amounts in thousands)

                                        2004               2003
Cash flows provided (used by):

Operating activities                    $303              ($148)
Investing activities                   ($255)             ($ 50)
Financing activities                    $452               $477

      Cash provided by operating activities in 2004 was $303. The cash provided from operations included net income of $153, depreciation, amortization and depletion of $390, and a decrease in inventory of $238. These principal sources of cash from operations were offset primarily by a reduction in accounts payable of $422.

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

      Cash used in investing activities in 2004 was $255, representing investment in, among other things, a new block saw and gauging equipment, net of sales of equipment of $3.

      Cash used by investing activities in 2003 was $50, which included $62 to purchase equipment primarily to improve productivity.

      Cash provided by financing activities in 2004 was $452, resulting from the excess of $675 in new long-term borrowings over $224 in repayment of long term debt.

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

      - $220 unsecured notes payable to directors and officers of the company

      -     $200 unsecured note payable to bank

      -     $900 mortgage refinance loan payable to Madison/Route 20, LLC

      - $175 drawn on an unsecured note payable to Roulston Venture Capital L.P., a significant shareholder

      More information about Long Term Debt can be found in Note 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
(all amounts in thousands)

      As of December 31, 2004, we had cash and cash equivalents totaling $784. During 2004, the Company did not borrow from any line of credit.

      As of December 31, 2004, our current portion of long-term debt was $332, which represents the principal portion of our debt that is due to be repaid by December 31, 2005.

      Capital spending in 2005 is currently estimated at between $50 and $100, primarily for equipment needed to maintain operations.

      We experienced significant operating losses in the three years prior to 2004 which resulted in cash flow and liquidity problems. During the previous 36 months we have taken steps to reduce administrative overhead, employment levels and other expenses, have instituted strict controls over granting credit to customers and have put new sales policies and procedures into place. In 2004, we began to emphasize sale by slab rather than fabricated stone to lower cost of production and speed up job completion. We have also purchased new computers and software in order to improve record keeping and tracking of inventory and work in progress. In addition, we have introduced new full color advertising literature to for our dealers and their customers. We believe these measures will contribute to improved operating performance and positive cash flow in 2005. We are also currently exploring additional long term funding sources, including debt placement, stock issuance and other alternatives. If Trans European exercises the option to purchase a portion of the company land, the proceeds of the option exercised will provide substantial liquidity to the Company. There can be no assurance, however, that Trans European will exercise the option or, if it does so, that the exercise will be timely in relation to the liquidity requirements of the Company.

      The following table summarizes our obligations related to long-term debt and operating leases as of December 31, 2004:

                                         LONG TERM         OPERATING
                                           DEBT              LEASES             TOTAL
                                           ----              ------             -----
Due in less than 1 year                   $  332              $10              $  342

1-3 years                                 $2,556              $ 7              $2,563

Total                                     $2,888              $17              $2,905

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

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                    4807 Rockside Road
                                                    Suite 510
                                                    Independence, Ohio 44131
                                                    Tel: (216) 524-8900
                                                    Fax: (216) 524-8777

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Stone Industries, Inc. and Subsidiaries
Amherst, Ohio

      We have audited the consolidated balance sheets of American Stone Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Stone Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                          /s/ Hobe & Lucas
                                              Certified Public Accountants, Inc.

Independence, Ohio
February 18, 2005

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                          2004                 2003
                                                                     -------------        --------------
                           ASSETS
Current Assets
   Cash and cash equivalents                                         $     783,883        $      284,238
   Accounts receivable, net of allowance for
     doubtful accounts of $20,000 -2004 and 2003                           170,016               160,303
   Prepaid expenses                                                         38,225                 2,700
   Inventory                                                               599,267               837,438
                                                                     -------------        --------------
         Total Current Assets                                            1,591,391             1,284,679
                                                                     -------------        --------------

Property, Plant and Equipment, Net                                       3,112,147             3,243,693
                                                                     -------------        --------------
Other Assets
   Intangible assets                                                         9,043                 9,043
   Goodwill                                                                 26,661                26,661
   Restricted cash                                                          15,024                 7,521
   Deposits                                                                  1,000                 1,000
                                                                     -------------        --------------
                                                                            51,728                44,225
                                                                     -------------        --------------
                                                                     $   4,755,266        $    4,572,597
                                                                     =============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of notes payable                                  $     332,177        $    1,505,850
   Accounts payable                                                        123,450               516,345
   Accrued and withheld payroll and payroll taxes                           41,806                44,991
   Accrued liabilities                                                     117,237               143,324
                                                                     -------------        --------------
         Total Current Liabilities                                         614,670             2,210,510
                                                                     -------------        --------------
Long Term Liabilities
   Notes payable                                                         2,555,592             1,300,000
                                                                     -------------        --------------
Stockholders' equity
   Common stock, $.001 par value 20 million
   Shares authorized, 2,032,021 in 2004,
   1,939,169 in 2003 issued and outstanding                                  2,032                 1,939
   Additional paid-in capital                                            5,199,597             4,829,708
   Accumulated deficit                                                  (3,616,625)           (3,769,560)
                                                                     -------------        --------------
                                                                         1,585,004             1,062,087
                                                                     -------------        --------------
                                                                     $   4,755,266        $    4,572,597
                                                                     =============        ==============

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        2004                2003
                                                                   ------------         -------------
Sales                                                              $  2,399,098         $   2,228,170

Cost of goods sold                                                    1,715,716             1,735,270
                                                                   ------------         -------------

Gross profit                                                            683,382               492,900
                                                                   ------------         -------------

Selling and administrative expenses                                     461,493               526,750
                                                                   ------------         -------------

Income/(Loss) from operations                                           221,889               (33,850)
                                                                   ------------         -------------

Sale of Option to sell Land                                             125,000
Interest income                                                           3,343                    36
Interest expense                                                       (197,297)             (152,044)
                                                                   ------------         -------------
                                                                        (68,594)             (152,008)
                                                                   ------------         -------------

Income/(Loss) before provision for income taxes                         152,935              (185,858)

Provision for income taxes                                                  -0-                   -0-
                                                                   ------------         -------------

Net Income/(Loss)                                                  $    152,935         $    (185,858)
                                                                   ============         =============
Net Income/(Loss) per Common Share
Basic                                                              $        .08         $        (.10)
                                                                   ============         =============
Diluted                                                            $        .07         $        (.10)
                                                                   ============         =============

Weighted average shares to compute
   Earnings per share of:
   Basic                                                              1,978,390             1,939,169
   Diluted                                                            2,045,952             2,025,442

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                      Common Stock
                                     --------------                Additional                              Total
                                 Issued                             Paid-In         Accumulated         Stockholders'
                                 Shares       Par Value             Capital           Deficit              Equity
                                ---------     ---------          -------------     -------------       --------------
Balance, January 1, 2003        1,939,169     $   1,939          $   4,829,708     $  (3,583,702)      $   1,247,945

Net (Loss)                             -0-           -0-                    -0-         (185,858)           (185,858)
                                ---------     ---------          -------------     -------------       -------------

Balance, December 31, 2003      1,939,169         1,939              4,829,708        (3,769,560)          1,062,087

Notes Payable converted
   to common stock                 92,852            93                369,889                -0-            369,982

Net Income                             -0-           -0-                    -0-          152,935             152,935
                                ---------     ---------          -------------     -------------       -------------

Balance, December 31, 2004      2,032,021     $   2,032          $   5,199,597     $  (3,616,625)      $   1,585,004
                                =========     =========          =============     =============       =============

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                         2004                  2003
                                                                                     ------------         -------------
Net Income/(Loss)                                                                    $    152,935         $    (185,858)
Gain on forgiveness of bank debt                                                               -0-             (223,049)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation, amortization and depletion                                             389,623               417,917
     (Gain) / Loss on sale of equipment                                                    (3,239)               58,328
     Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                            (9,713)              227,903
     (Increase) decrease in inventory                                                     238,171              (187,525)
     (Increase) decrease in prepaid expenses                                              (35,525)               44,242
     (Decrease) increase in payables and accrued liabilities                             (422,167)             (306,288)
     Other, net                                                                            (7,503)                5,983
                                                                                     ------------         -------------

       Net Cash Provided/(Used) in Operating Activities                                   302,582              (148,347)
                                                                                     ------------         -------------
Cash Flows from Investing Activities:
   Proceeds from sale of equipment                                                          3,239                11,800
   Purchase of property, plant and equipment                                             (258,077)              (61,735)
                                                                                     ------------         -------------
       Net Cash (Used) for Investing Activities                                          (254,838)              (49,935)
                                                                                     ------------         -------------

Cash Flows from Financing Activities:
   Net payments under line of credit arrangements                                              -0-             (500,000)
   Proceeds from long term debt                                                           675,630             1,495,000
   Repayment of long-term debt                                                           (223,729)             (518,177)
                                                                                     ------------         -------------

     Net Cash Provided by Financing Activities                                            451,901               476,823
                                                                                     ------------         -------------

Net Increase in Cash and Cash Equivalents                                                 499,645               278,541

Cash and Cash Equivalents at Beginning of Year                                            284,238                 5,697
                                                                                     ------------         -------------

Cash and Cash Equivalents at End of Year                                             $    783,883         $     284,238
                                                                                     ============         =============

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                         2004                 2003
                                                                                     ------------         -------------
Supplemental Disclosure of Cash Flows Information:
     Interest paid                                                                   $    180,000         $     150,000
                                                                                     ============         =============
     Taxes paid                                                                      $         -0-        $          -0-
                                                                                     ============         =============

Supplemental disclosures of non-cash financing activities:

      On July 1, 2004, $220,000 of notes payable were converted to 62,852 shares of common stock. On September 30, 2004 an additional $150,000 of notes payable were converted to 30,000 shares of common stock. Both stock conversions were at the election of the holders in accordance with the terms of the notes.

During 2003, the Company recognized $223,049 of income as forgiveness of debt from notes payable.

                 See notes to consolidated financial statements.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            This summary of significant accounting policies of American Stone Industries, Inc. and Subsidiaries (hereinafter "ASI" or the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles as promulgated in the United States and have been consistently applied in the preparation of the financial statements.

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

Business Activity

      American Stone Industries, Inc. (a Delaware corporation) is a publicly held company whose stock is traded on the OTC Bulletin Board. American Stone Industries, Inc. ("ASI") is a holding company that mines and sells stone predominantly for the building stone market through its wholly owned subsidiary, American Stone Corporation ("ASC"). ASC owns and operates the Cleveland Quarries in Amherst, Ohio.

      In January of 2001, the Company created a wholly owned subsidiary, known as Amherst Stone at Cleveland Quarries, Inc. (Amherst Stone) to act as a distributor directly to northern Ohio builders and landscapers. The Company intended Amherst Stone to act as a full-time supplier of Cleveland Quarries sandstone and other natural stone products. In December 2002, the Company consolidated the activities of Amherst Stone into its ASC operations.

Cash and Cash Equivalents

      For purposes of financial reporting, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Risks and Uncertainties

      The Company maintains its cash in bank deposits, which, at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2004, the Company had approximately $225,000 in excess of FDIC limits. The Company has not experienced any losses in such accounts.

      Included in the Company's cash is a thirty day renewable commercial paper instrument through Ford Motor Credit Company. At December 31, 2004, the instrument had a value of $502,700.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

Property, Plant and Equipment - At Cost

      Property, plant and equipment at December 31, 2004 and 2003 consisted of:

                                                        2004                2003
                                                    -------------      ------------
Land                                                $     938,680      $    938,680
Buildings and improvements                              1,477,350         1,477,350
Equipment                                               2,996,394         2,793,440
Computers                                                  69,349            62,175
Vehicle                                                    58,599            10,650
                                                    -------------      ------------
                                                        5,540,372         5,282,295
Less:  Accumulated depreciation                         2,428,225         2,038,602
                                                    -------------      ------------
Net property, plant and equipment                   $   3,112,147      $  3,243,693
                                                    =============      ============

      Depletion is calculated based on management's estimate of sandstone reserves. There is no engineer's estimate available for such reserves. Depletion amounted to $-0- and $1,299 for the years ended December 31, 2004 and 2003, respectively.

      The cost of depreciable property is being depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting. Depreciation expense was $389,623 and $416,618 for the years ended December 31, 2004 and 2003, respectively.

      Routine maintenance and repairs are charged to operations when incurred. Expenditures which materially increase value or extend lives are capitalized.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

      The accompanying financial statements include the accounts of American Stone Industries, Inc. and its wholly owned subsidiary American Stone Corporation for the year ended December 31, 2004 and 2003. As mentioned in Note 1, Business Activity, in 2002 the Company consolidated the activities of its now dormant subsidiary, Amherst Stone at Cleveland Quarries, Inc., into ASC operations. All significant inter-company transactions have been eliminated in consolidation.

Goodwill and Other Intangibles

      The Company adopted the provisions of FASB Statement 142, Goodwill and Other Intangible Assets, as of January 1, 2002. The standard provides that goodwill and intangible assets with indefinite lives no longer be amortized. The standards provide that goodwill be tested for impairment annually. The Company selected mid November for its annual impairment testing. The Company recognized no impairment in 2004 or 2003.

The following is a summary of intangibles:

                                                                2004                2003
                                                             ----------          ----------
Intangibles not subject to amortization
   Trademarks                                                     9,043               9,043
   Goodwill                                                      26,661              26,661
                                                             ----------          ----------
                                                             $   35,704          $   35,704
                                                             ==========          ==========

Stock Options

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income.

      The Company maintains the 1998 Management Stock Option Plan (management plan). Options granted under the management plan may be either incentive stock options or non-statutory stock options. The options expire on the fifth anniversary of the date of grant with remaining terms to be determined by the sole discretion of a committee of members of the Company's Board of Directors. The management plan provides that the Company may grant options (generally at fair market value at the date of grant) for not more than 300,000 shares of common stock to management employees. Options granted are generally exercisable beginning one year after the date of grant. At December 31, 2004 and 2003, 130,500 and 70,000 options, respectively, with exercise prices ranging from $3.35 to $6.00 were outstanding. The 60,500 options granted to management in 2004 include 50,000 options granted to the President and CEO. The 50,000 options granted to the President and CEO are on a different vesting schedule from the options granted to other employees.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (Continued)

      The President may exercise the options at the following times: 5,416 upon the granting of the option, 16,666 on June 1, 2005, 16,666 on June 1, 2006, and 11,252 on June 1, 2007. At December 31, 2004 and 2003, 75,416 and -0- options, respectively, were exercisable.

      Additionally, the Company maintains the 1998 Non-Employee Director Stock Option Plan (director plan). The director plan provides for the granting of stock options to members of the Board of Directors who are not employees of the Company. There are 300,000 shares available for grant under the plan. Each option is exercisable one year after the date of grant and expires five years after the date of grant. On the date of the annual meeting each eligible director receives an option to purchase 1,500 shares (3,000 shares for the Board's Chairman) of common stock, and receives an option to purchase 150 shares (300 shares for the Board's Chairman) of common stock for each Director or Committee meeting attended for the twelve months prior to the annual meeting. Each option shall be at fair market value on the date of the grant. At December 31, 2004, 133,904 shares with exercise prices ranging from $2.37 to $9.50 ($6.15 weighted average) were outstanding, 112,904 of which were exercisable. At December 31, 2003, 112,904 shares with exercise prices ranging from $2.37 to $9.50 ($5.62 weighted average) were outstanding, 95,644 of which were exercisable.

      A summary of option activity under the plans follows:

                                                            Number of               Weighted
                                                          Shares Under          Average Exercise
                                                            Option                   Price
                                                          ------------          ----------------
Outstanding at January 1, 2003                               120,954                $     5.59
   Granted                                                    86,350                      3.61
   Exercised                                                      -0-                     0.00
   Cancelled                                                 (24,400)                     4.76
                                                             -------                ----------

Outstanding at December 31, 2003                             182,904                      4.75
   Granted                                                    81,500                      6.77
   Exercised                                                      -0-                     0.00
   Cancelled                                                      -0-                     0.00
                                                             -------                ----------

Outstanding at December 31, 2004                             264,404                      5.38
                                                             =======                ==========

Options exercisable at December 31, 2004                     188,320                      4.79
                                                             =======                ==========

Options exercisable at December 31, 2003                      96,554                $     5.89
                                                             =======                ==========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (Continued)

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

      Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for all options granted: a risk free interest rate ranging from 1.08% to 2.63% for 2004 and 1.02% for 2003, expected life of the options of five years, no expected dividend yield and a volatility factor of 10%. Additionally, a marketability discount of 50% has been assumed for 2004 and 2003, respectively.

                                                                                      2004               2003
                                                                                   -----------       -----------
Net income (loss), as reported                                                     $   152,935       $  (185,858)

Deduct: (Loss), Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of tax effects                    (159,395)          (45,675)
                                                                                   -----------       -----------
Pro forma net (loss)                                                               $    (6,460)      $  (231,533)
                                                                                   ===========       ===========
Earnings per share:
  Basic - as reported                                                              $       .08       $      (.10)
                                                                                   ===========       ===========

  Basic - pro forma                                                                $       .00       $      (.12)
                                                                                   ===========       ===========

  Diluted - as reported                                                            $       .07       $      (.10)
                                                                                   ===========       ===========

  Diluted - pro forma                                                              $       .00       $      (.12)
                                                                                   ===========       ===========

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. The Company's policies do not require collateral to support customer accounts receivables. No concentrations existed for the years ended December 31, 2004 and 2003.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk (Continued)

      Included in the Company's cash is a thirty day renewable commercial paper instrument through Ford Motor Credit Company. At December 31, 2004, the instrument had a value of $502,700.

Income Per Common Share

      Income per common share is based on the weighted average number of shares outstanding, which was 1,978,390 and 1,939,169 for the years ended December 31, 2004 and 2003, respectively.

      The Company has various notes payable that include conversion rights to common stock. Total potential convertible shares were approximately 160,000 shares at December 31, 2004. Additionally, the Company has outstanding stock options of 264,404 shares at December 31, 2004. As a result, the Company has the potential of issuing approximately 424,404 of additional shares of common stock at December 31, 2004.

Inventory

      Inventories consist of sandstone and are valued at the lower of first-in, first-out (FIFO) cost or market.

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

New Accounting Pronouncements

      In December 2004 the Financial Accounting Standards Board ("FASB") issued FASB No. 123 (revised), Share-Based Payment, ("FASB 123 (R)"). FASB 123(R) eliminates the alternative of using Accounting Principles Board's Opinion No. 25 Accounting for stock issued to employees ("APB No. 25") intrinsic value method of accounting that was provided in FASB 123 as originally issued. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FASB No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions.) FASB No 123(R) is effective for the Company beginning with its quarter ending March 31, 2006. Until FASB No. 123(R) is effective the Company has elected to continue using the intrinsic value method of accounting for its stock-based compensation plans.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - RELATED PARTIES

      On October 1, 1999, the Company signed an interest-only note with Roulston Ventures Limited Partnership (RVLP), a significant shareholder, for $150,000. Repayment of principal was to be made on October 1, 2004. At any time up to the maturity date, RVLP had the right to convert the debt into shares of common stock at $5.00 per share. On September 30, 2004 the entire debt was converted into 30,000 shares of common stock.

      On October 1, 2002, the Company signed an additional interest only note with Roulston Venture Capital L.P. (RVCLP), a significant shareholder, for $300,000. Repayment of the principal is to be made on October 1, 2005. At anytime up to the maturity date, RVCLP has to right to convert the debt into shares of common stock at $5.00 per share.

      In 2003, the Company signed unsecured notes payable to directors, officers of the Company, and various other persons totaling $220,000. Interest only was payable quarterly at 5% per year. Principal was due between March 31, 2004 and May 15, 2004. At any time up to the due dates, note holders had the right to convert the notes into common stock at $3.50 per share. On July 1, 2004 these notes payable were converted to 65,852 shares of common stock.

      In 2002, the Company entered into a $500,000 note payable - Amherst Quarry, Inc. (a related party). Principal and interest of 4.5% is due November 21, 2007 and is secured by land. The note was for the purchase of approximately a 150-acre piece of land adjacent to Company-owned parcels from Amherst Quarries, Inc. Amherst Quarries is owned 20% by Enzo Costantino and 80% by Glen Gasparini, both of whom are directors of the Company, and both abstained from the vote by the Board of Directors. The sale agreement contains terms that may call for certain contingent payments as follows. If during the life of the five-year loan, the property is sold for an amount in excess of $500,000, the previous owner is entitled to payment of one half the difference of the selling price and $500,000. If at the end of the loan period, the property has not been sold, the fair market value will be determined by an independent appraisal. The previous owner will be entitled to one-half the excess of the appraised value greater than $500,000.

NOTE 3 - LONG TERM DEBT

                                                                                2004         2003
                                                                             ----------   ----------
Unsecured note payable to Roulston
Ventures L.P. (a significant shareholder).  Interest
only payable quarterly at 6%.  Balance was due
October 1, 2004.  Convertible to common stock
at note holders option on or before due date.
Convertible at $5.00 per share. On September 30,                             $    -0-     $  150,000
2004 the note converted to common stock.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - LONG TERM DEBT (CONTINUED)

                                                                                   2004                 2003
                                                                                ----------          ------------
Balance Forward                                                                 $       -0-         $    150,000

Unsecured note payable to lender.  Interest only
payable quarterly at 6% per year.  Balance due
January 15, 2007.  Convertible to common
stock at note holder's option on or before due
date.  Convertible at $5.00 per share                                              500,000               500,000

Unsecured notes payable to directors, officers of the
Company, and various other persons. Interest only
payable quarterly at 5% per year. Balance was due
between March 31, 2004 and May 15, 2004. Convertible to
common stock at note holders' option on or before due
date. Convertible at $3.50 per share. On July 1, 2004 the
notes were converted to common stock                                                    -0-              220,000

Unsecured note payable to bank.  Interest payable in
monthly installments of prime plus 2%, 6% as of
December 31, 2003.  The loan was paid in full in 2004.                                  -0-              200,000

7.5% fixed rate commercial real estate loan payable to
BRM Quarry Co., LLC. Interest only payable monthly.
Balance due June 25, 2007. Secured by Land.                                        600,000                    -0-

10% fixed rate commercial real estate loan payable to
Madison/Route 20, LLC. Interest only payable monthly.
Balance payable on October 13, 2006. Secured by land.                              900,000               900,000

Unsecured note payable to Roulston Venture Capital L.P
(a significant shareholder). Interest only payable
quarterly at 6%.  Balance is due October 1, 2005.
Convertible to common stock at $5.00 per share
 at note holders option on or before due date.                                     300,000               300,000

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - LONG TERM DEBT (CONTINUED)

                                                                                     2004               2003
                                                                                --------------      ------------
Balance Forward                                                                 $    2,300,000      $  2,270,000

Unsecured note payable to lender with interest
at 5%. Balance due February 1, 2007.                                                    25,354            35,850

Note payable to lender with interest at 10% per year.
Monthly payments of $645 including interest until
May 2007. Secured by equipment.                                                         16,057                -0-

Unsecured note payable to lender without interest
Payable in monthly payments of $1,159.
until April 2008.                                                                       46,358                -0-

Note payable - Amherst Quarry, Inc. (a related party).
Principal and interest of 4.5% due November 21, 2007.
Secured by land.  Note provides for certain additional
contingent payments (Note 2).                                                          500,000           500,000
                                                                                --------------      ------------

                                                                                     2,887,769         2,805,850
Less:  Current Portion                                                                 332,177         1,505,850
                                                                                --------------      ------------
                                                                                $    2,555,592      $  1,300,000
                                                                                ==============      ============

Following is a summary of future maturities of long-term debt as of December 31, 2004:

2005                                                                             $     332,177
2006                                                                                   933,152
2007                                                                                 1,617,806
2008                                                                                     4,634
2009 and thereafter                                                                         -0-
                                                                                 -------------
                                                                                 $   2,887,769
                                                                                 =============

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of cash, accounts receivable, accounts payable, and long-term debt reported in the balance sheet approximate the fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - FINANCIAL REPORTING FOR SEGMENTS OF THE COMPANY

      The Company and its subsidiaries operated predominantly in one industry, the design, quarrying and cutting of sandstone primarily used in the construction and landscaping industries.

      Following is the information regarding the Company's continuing operations by geographic location.

                                                                                 2004              2003
                                                                             -------------    -------------
Net sales, including geographic transfers
  United States                                                              $   2,239,923    $   2,006,164
  Canada                                                                           159,175          222,006
                                                                             -------------    -------------
                                                                             $   2,399,098    $   2,228,170
                                                                             =============    =============

Income/(Loss) from operations:

  United States                                                              $     221,889    $     (33,850)
  Canada                                                                                -0-              -0
                                                                             -------------    -------------

Income/(Loss) from operations:                                                     221,889          (33,850)

  Other income  (expense)                                                          (68,954)        (152,008)
                                                                             -------------    -------------

Income/(Loss) from operations before income taxes                            $     152,935    $    (185,858)
                                                                             =============    =============

Identifiable assets:

  United States                                                              $   4,755,266    $   4,572,597
                                                                             =============    =============

NOTE 6 - LEASES

            The Company has entered into operating lease agreements for trucks and equipment. Lease payments in 2004 and 2003 amounted to $48,543 and $48,426, respectively.

     Below is the future minimum lease payment schedule.

2005                                        $   9,673
2006                                            6,338
2007                                            1,143
                                            ---------
                                            $  17,154
                                            =========

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 7- INCOME TAXES

      Income taxes on continuing operations include the following:

                                                                             2004       2003
                                                                           --------    -------
Currently payable                                                          $     -0-   $    -0-
Deferred                                                                         -0-        -0-
                                                                           --------    -------

Total                                                                      $     -0-   $    -0-
                                                                           ========    =======

      A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                           2004                         2003
                                                  -----------------------      ----------------------
                                                                    % of                       % of
                                                                   Pretax                      Pretax
                                                    Income         Amount        Income        Amount
Income taxes per statement of income              $       -0-       0%         $       -0-         0%
Tax rate differences resulting from:
Income (loss) for financial reporting
  purpose without tax expense or
  benefit. Utilization of loss carry-
  forward (unavailable for carryback
  against prior income taxes paid)                $   52,000       34%         $  (63,192)        34%
                                                  ----------       --          ----------         --

  Income taxes at statutory rate                  $   52,000       34%         $  (63,192)        34%
                                                  ==========       ==          ==========         ==

      The Company has unused operating loss carry forwards available at December 31, 2004 of approximately $6,300,000 that may be applied against future taxable income and expire in various amounts from 2007 to 2023.

      Utilization of the net operating loss carry forward is contingent upon the Company having sufficient taxable income in the future.

      The Company's deferred tax assets and liabilities at December 31, 2004 and 2003 consist of:

                                  2004                   2003
                              -------------         -------------
Deferred tax asset            $   2,100,000         $   2,217,000
Valuation allowance              (1,973,000)           (2,080,000)
Deferred tax liability             (127,000)             (137,000)
                              -------------         -------------
                              $          -0-        $          -0-
                              =============         =============

                AMERICAN STONE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 7 - INCOME TAXES (CONTINUED)

      Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets is different methods for recovering depreciation and net operating loss carry forwards. No deferred taxes are reflected in the balance sheet at December 31, 2004 and 2003 due to a valuation allowance. As of December 31, 2004 and 2003, the Company recognized a $107,000 and $331,000 decrease in the valuation allowance, respectively.

NOTE 8 - PROFIT SHARING PLAN

      American Stone Corporation has a 401(k) profit-sharing plan (the Plan) offered to employees with more than 90 days of service. Contributions under the Plan are discretionary and are determined annually by the Company's Board of Directors. In addition, the Plan provides for a match of 50% of employee contributions to the Plan up to 6% of employee wages. Company contributions to the plan in 2004 and 2003 were $12,797 and $11,112 respectively.

NOTE 9 - OPTION AGREEMENT

      The Company owns approximately 1,100 acres of land in Northern Ohio. On May 24, 2004, American Stone Corporation executed an Option Agreement (the "Agreement") with Trans European Securities International LLP, ("Trans European"), under which Trans European acquired an option to purchase approximately 900 acres of American Stone's real estate located in Lorain County, Ohio, (the "Real Estate") for a purchase price of $23,740,000.

      The property has frontage on State Route 113 and Quarry Road. It is approximately three miles from the Ohio Turnpike with access at Baumhart Road, Route 58 and Route 57. Under the terms of the Agreement, Trans European has an option for a period of 15 months to purchase the Real Estate. To acquire the option, Trans European was required to pay American Stone a $250,000 non-refundable Option Fee: $125,000 was paid on or about May 9, 2004 and $125,000 was paid on or about February 18, 2005.

      Upon the exercise of the option, which must take place prior to August 31, 2005,Trans European has agreed to purchase the Real Estate and pay to American
Stone: $5,000,000, minus the Option Fee and other credits and allocations, within 30 days of the exercise or the expiration of the option period, whichever is later (the "Closing Date"): $10,000,000 one year later: and the balance of the purchase price, or approximately $8,490,000 on the second anniversary of the Closing Date. In addition to the purchase price noted above, Trans European has agreed to share with American Stone a portion of its earnings that relate to other than residential sales of real estate.

      The sale of this portion of American Stone's real estate will not interfere with any of American Stone's existing or planned stone quarrying or processing operations. American Stone expects to operate in all respects on their remaining approximately 200 acres of land, which are not included in the Real Estate which is the subject of the Agreement.

                                    PART III

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE.

      None.

                        ITEM 8A. CONTROLS AND PROCEDURES

      The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 14) were, as of December 31, 2004, sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures completed on March 7, 2005.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information required by this Item 9 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

OFFICERS OF THE COMPANY

      Information required by this Item 9 as to the executive officers of the Company is set forth below:

      The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of March 16, 2005.

Name and Age                    Position
------------                    --------
Enzo Costantino..........       Mr. Costantino has served as Treasurer of the Company
Age 43                          and as a Director since 1996. He has been Secretary and
                                Treasurer of Terrazzo, Mosaic & Tile Company, Ltd. since
                                1994. Terrazzo, Mosaic & Tile, located in Toronto,
                                Ontario, is a subcontractor for all types of hard and
                                soft commercial surfaces. Prior to joining Terrazzo,
                                Mosaic & Tile, Mr. Costantino was the controller of
                                Daicon Contractors, a general contractor located in
                                Toronto, Ontario, from 1989 to 1994, and the cost
                                accounting manager for Canada Packers, a meat processor
                                located in Toronto, Ontario, from 1983 to 1989.

Michael J. Meier.........       Mr. Meier has served as Secretary of the Company and as
Age 50                          a Director since 1996. He has been the Corporate
                                Controller and Chief Accounting Officer of PolyOne
                                Corporation (NYSE: POL) since January 2004. PolyOne
                                Corporation, headquartered in Avon Lake, Ohio with 2004
                                annual revenues of approximately $2 billion, is an
                                international polymer services company with operations
                                in thermoplastic compounds, specialty polymer
                                formulations, color and additive systems, and
                                thermoplastic resin distribution. From September 2002
                                until January 2004 he was the Director of Finance for
                                the Elastomers and Performance Additives Group of
                                PolyOne. From May 1999 until December 2002 he was the
                                Director of Finance and Information Technology of the
                                Specialty Resins and Formulators Group of PolyOne. He
                                was previously Vice-President of Finance, Chief
                                Financial Officer, Secretary and Treasurer of Defiance,
                                Inc. (Nasdaq: DEFI) from 1990 until February 1999.
                                Defiance, a supplier of products and services to the
                                U.S. transportation industry, was purchased by General
                                Chemical Group, Inc. (NYSE: GCG) in February 1999.

Russell Ciphers, Sr......       Russell Ciphers, Sr. has served as President and Chief
Age 67                          Executive Officer since October 23, 2002 and as
                                Principal Financial Officer since March 19, 2003. Mr.
                                Ciphers was previously the President and Chief Executive
                                Officer of R.B. MFG. Co., a material handling
                                manufacturer, from February 1996 until October 1, 2001.

AUDIT COMMITTEE FINANCIAL EXPERTS

      The Board of Directors of the Company has determined that Michael J. Meier, who is a member of the audit committee of the Board of Directors of the Company, qualifies as an "audit committee financial expert" as defined in the applicable regulation of the Commission and is "independent" as that term is defined by listing standards of the NASDAQ.

REPORTING OF BENEFICIAL OWNERSHIP

      Information required by Item 405 of Regulation S-B is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

CODE OF ETHICS

      The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (the "Code of Ethics").

                        ITEM 10. EXECUTIVE COMPENSATION.

      The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT.

      The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

                ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      Reference is made to the Exhibit Index set forth herein beginning at page 38.

      (b)   Reports on Form 8-K.

      None.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Certain information required by this Item 14 is incorporated by reference to the information set forth under the caption "Audited Related Fees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

      The audit committee of the Company approves in advance all audit, audit-related and non-audit services provided by the independent auditors and reviews all significant fees related to their services. None of services provided by the independent accountants during fiscal year 2003 or fiscal year 2004 were approved after the fact pursuant to Rule 2.01(c)(7)(i)(C).

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN STONE INDUSTRIES, INC.

                                  By:            /s/ Russell Ciphers, Sr.
                                      -----------------------------------------
                                      Russell Ciphers, Sr., President and Chief
                                      Executive Officer
                                      Date: March 30, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/  Russell Ciphers             By:       /s/ Enzo Costantino
    ----------------------------------          ------------------------------
    Russell Ciphers, Sr., President             Enzo Costantino, Treasurer and
    and Chief Executive Officer                 Director
    (Principal Executive Officer and            Date: March 30, 2005
    Principal Financial Officer)
    Date: March 30, 2005

By:        /s/ Thomas H. Roulston II        By:       /s/ Michael J. Meier
    ----------------------------------          ------------------------------
    Thomas H. Roulston II, Chairman             Michael J. Meier, Secretary and
    of the Board (Principal Accounting          Director
    Officer)                                    Date: March 30, 2005
    Date: March 30, 2005

By:        /s/ Glen Gasparini               By:       /s/ Timothy I. Panzica
    ----------------------------------          ------------------------------
    Glen Gasparini, Director                    Timothy I. Panzica, Director
    Date: March 30, 2005                        Date: March 30, 2005

By:        /s/ John R. Male                 By:       /s/ Louis Stokes
    ----------------------------------          ------------------------------
    John R. Male, Director                      Louis Stokes, Director
    Date: March 30, 2005                        Date: March 30, 2005

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
--------------                     -----------------------
  3.1            Certificate of Incorporation of the Company, dated November 13, 1992,       (H)
                 as amended March 9, 1993, December 14, 1993, May 31, 1994,
                 August 1995, and June 24, 1998

  3.2            By-laws of the Company                                                      (A)

 10.1            Asset Purchase Agreement between American Stone Corporation and             (A)
                 Cleveland Quarries L.P., dated February 1, 1996

 10.2            Amendment to and Restatement of Asset Purchase Agreement of February,       (A)
                 1996, between American Stone Corporation and Cleveland Quarries
                 L.P., dated December 20, 1996

 10.3            Stock Purchase Agreement between Roulston Ventures Limited                  (A)
                 Partnership and the Company, dated August 27, 1996

 10.4            Indemnification Agreement between Cleveland Quarries, L.P.,                 (A)
                 Slate and Stone Corporation of America, and American Stone
                 Corporation, dated December 20, 1996

 10.5            Share Purchase Option Agreement among TMT Masonry, Ltd., Roulston           (A)
                 Ventures Limited Partnership and the Company

 10.6            Share Purchase Option Agreement among TMT Masonry, Ltd., Roulston           (C)
                 Ventures Limited Partnership and the Company, dated November 22, 1996

*10.7            American Stone Industries, Inc.  1998 Management Stock Option Plan          (B)

*10.8            American Stone Industries, Inc.  1998 Non-Employee Director Stock           (B)
                 Option Plan

 10.9            FirstMerit Bank, N.A., Defined Contribution Master Plan and                 (D)
                 Trust Agreement

10.10            Promissory Note payable by American Stone Industries, Inc. to               (H)
                 Independence Bank dated January 5, 2004.

10.11            Convertible Subordinated Promissory Note Payable to Cost                    (E)
                 Controls, Inc.

10.12            6.00% Convertible Subordinated Note Due October 1, 2004, issued by the      (F)
                 Company to Roulston Ventures Limited Partnership

EXHIBIT NUMBER                        DESCRIPTION OF DOCUMENT
--------------                        -----------------------
10.13           6.00% Convertible Subordinated Note Due October 1, 2005, issued by          (F)
                the Company to Roulston Venture Capital, L.P.

10.14           $500,000 Promissory Note issued by the Company to Amherst Quarry, Inc.      (F)

10.15           Mortgage Deed granted by the Company to Amherst Quarry, Inc. in             (F)
                consideration of $500,000 Promissory Note

10.16           Subordinated debenture issued to Fairport Finance Corp. on May 1, 2003      (G)

10.17           Subordinated debenture issued to Male Family Limited Partnership on         (G)
                May 1, 2003

10.18           Subordinated debenture issued to Michael J. Meier on April 1, 2003          (G)

10.19           Subordinated debenture issued to Timothy I. Panzica on April 1, 2003        (G)

10.20           Subordinated debenture issued to Louis B. Stokes on April 1, 2003           (G)

10.21           Subordinated debenture issued to Terrazzo Mosaic & Tile Co. on              (G)
                April 1, 2003

10.22           Promissory Note for Fixed Rate Commercial Real Estate Loan payable          (H)
                to Madison/Route 20, LLC

10.23           Option Agreement Relating to Land at Cleveland Quarries between             (I)
                American Stone and Trans European Securities International LLP

10.24           Loan Modification Agreement to Promissory Note for Fixed Rate               (J)
                Commercial Real Estate Loan payable to Madison/Route 20, LLC

10.25           Promissory Note for Fixed Rate Second Mortgage on Real Estate               (J)
                Payable to BRM Quarry Co. LLC

14.1            Code of Ethics (February 2004)                                              (H)

21.1            Subsidiaries of the Company

23.1            Consent of Hobe & Lucas

31.1            Rule 13a-14a/15d-14(a) Certification

32.1            Section 1350 Certification

------------------
*        Management contract or compensatory plan or arrangement.

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

(G) Incorporated herein by reference to exhibits 10.1 through 10.6 to the Company's quarterly report on Form 10-QSB for the period ended September 30, 2003.

(H) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-KSB for the period ended December 31, 2003.

(I) Incorporated herein by reference to exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2004.

(J) Incorporated herein by reference to exhibits 10.1 through 10.2 to the Company's quarterly report on Form 10-QSB for the period ended September 30, 2004.